Form 10-K
period 1993-12-31
GTE SOUTH INC
filed 1994-03-31
CIK 40878

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

For the fiscal year ended         December 31, 1993
                        ------------------------------------------------------
                                       or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 19334 [Fee Required]

For the transition period from                     to
                              ---------------------   ------------------------

Commission File Number            2-36292
                     ---------------------------------------------------------

                          GTE SOUTH INCORPORATED
- ------------------------------------------------------------------------------
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                VIRGINIA                                56-0656680
- ------------------------------------         ---------------------------------
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

  19845 N. U.S. 31, P.O. BOX 407, Westfield, Indiana             46074
- -------------------------------------------------------    -------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

Registrant's telephone number, including area code          317-896-6464
                                                  ----------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                        WHICH WAS REGISTERED
- -----------------------------------     --------------------------------------
                 NONE
- -----------------------------------     --------------------------------------
          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
- ------------------------------------------------------------------------------
                               (TITLE OF CLASS)

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
                ----
INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                            YES  X   NO
                                                                ---     ---

THE COMPANY HAD 18,936,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1994.

                      DOCUMENT INCORPORATED BY REFERENCE

ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1993 (INCORPORATED IN PARTS I AND II).

                               TABLE OF CONTENTS

Item                                                                  Page

PART I

 1.  Business                                                           1

 2.  Properties                                                         4

 3.  Legal Proceedings                                                  4

 4.  Submission of Matters to a Vote of Security Holders                4


PART II

 5.  Market for the Registrant's Common Equity and Related
     Shareholder Matters                                                5

 6.  Selected Financial Data                                            5

 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                5

 8.  Financial Statements and Supplementary Data                        5

 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                5


PART III

10.  Directors and Executive Officers of the Registrant                 6

11.  Executive Compensation                                            11

12.  Security Ownership of Certain Beneficial Owners and
     Management                                                        17

13.  Certain Relationships and Related Transactions                    18


PART IV

14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                                       19

                                    PART I

Item 1.  Business

GTE South Incorporated (the Company), was incorporated in Virginia on July 29, 1947. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and currently provides communications services in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. Prior to the sale of properties described below, the Company provided communications services in Georgia, Tennessee and West Virginia.

On November 1, 1993, the Company in a series of transactions exchanged its telephone plant in service, materials and supplies and customers (representing 244,000 access lines) in the state of Georgia for similar assets (including 38,000 access lines) in ALLTEL Corporation's (ALLTEL) Illinois operations and $446 million in cash.

On December 31, 1993, the Company sold its telephone plant in service, materials and supplies and customers (representing 123,000 access lines) in the states of West Virginia and Tennessee to Citizens Utilities Company for $291 million in cash.

The Company provides local telephone service within its franchise areas and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carriers. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily the American Telephone and Telegraph Company (AT&T). The number of access lines served was 1,051,872 on January 1, 1989 and 968,951 December 31, 1993.

The following table denotes the access lines in the states in which the Company operates as of December 31, 1993:

                                                            Access
                   State                                 Lines Served
              ---------------                            ------------
              Kentucky                                       384,450
              North Carolina                                 214,211
              South Carolina                                 155,686
              Alabama                                        143,542
              Illinois                                        38,214
              Virginia                                        32,848
                                                         ------------
                 Total                                       968,951
                                                         ============

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                            Years Ended December 31
                                    ---------------------------------------
                                      1993           1992           1991
                                    --------       --------       ---------
                                            (Thousands of Dollars)

Local Network Services              $ 379,533      $ 371,535      $ 359,419
% of Total Revenues                        40%            38%            37%

Network Access Services             $ 395,480      $ 412,604      $ 340,539
% of Total Revenues                        41%            42%            36%

Long Distance Services              $  28,783      $  47,947      $ 138,249
% of Total Revenues                         3%             5%            14%

Equipment Sales and Services        $  75,141      $  79,431      $  79,857
% of Total Revenues                         8%             8%             8%

Other                               $  74,360      $  63,451      $  45,359
% of Total Revenues                         8%             7%             5%

At December 31, 1993, the Company had 4,729 employees. The Company has written agreements with the Communications Workers of America (CWA) and International Brotherhood of Electrical Workers (IBEW) covering approximately 3,200 of the Company's employees. In 1993, agreements were reached on four contracts with the CWA and two contracts with the IBEW. During 1994, three contracts with CWA and two contracts with IBEW will expire.


  Telephone Competition

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia as to its current intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate business operations. Prior to the sale of properties described above, the state regulatory commissions in Georgia, Tennessee and West Virginia also regulated the Company's intrastate operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in
Note 11 of the Company's Annual Report to Shareholders for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

The year was marked by important changes in the U.S. telecommunications industry. Rapid advances in technology, together with government and industry initiatives to eliminate certain legal and regulatory barriers are accelerating and expanding the level of competition and opportunities available to the Company. As a result, the Company faces increasing competition in virtually all aspects of its business. Specialized communications companies have constructed new systems in certain markets to bypass the local-exchange network. Additional competition from interexchange carriers as well as wireless companies continues to evolve for both intrastate and interstate communications.

During 1994, the Company will begin implementation of a re-engineering plan that will redesign and streamline processes. Implementation of its re-engineering plan will allow the Company to continue to respond aggressively to these competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services. The re-engineering program will be implemented over three years. During the year, the Company continued to introduce new business and consumer services utilizing advanced technology, offering new features and pricing options while at the same time reducing costs and prices.

During 1993, the FCC announced its decision to auction licenses during 1994 in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless personal communications services (PCS). These services will both complement and compete with the Company's traditional wireline services. The Company will be permitted to fully participate in the license auctions in areas outside of GTE's existing cellular service areas. Limited participation will be permitted in areas in which GTE has an existing cellular presence.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas.

Activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Various forms of alternative regulation have been adopted, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for the pricing flexibility necessary to address competitive entry into the markets the Company serves.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint (since divested) and GTE Spacenet, prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts their direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed. In fact, some form of intraLATA competition is authorized in many of the states in which the Company provides service.

In September 1993, the FCC released an order allowing competing carriers to interconnect to the local-exchange network for the purpose of providing switched access transport services. This ruling complements similar interconnect arrangements for private line services ordered during 1992. The order encourages competition for the transport of telecommunications traffic between local exchange carriers' (LECs) switching offices and interexchange carrier locations. In addition, the order allows LECs flexibility in pricing competitive services.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company supports these initiatives to assure greater competition in telecommunications, provided that overall the changes allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


Item 2.  Properties

The Company's property consists of network facilities (79%), company facilities (13%), customer premises equipment (1%) and other (7%). From January 1, 1989 to December 31, 1993, the Company made gross property additions of $1.2 billion and property retirements of $1.5 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Shareholder
         Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation.


Item 6.  Selected Financial Data

Reference is made to the Registrant's Annual Report to Shareholders, page 32, for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the Registrant's Annual Report to Shareholders, pages 27 to 31, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 8.  Financial Statements and Supplementary Data

Reference is made to the Registrant's Annual Report to Shareholders, pages 5 to 25, for the year ended December 31, 1993, incorporated herein and filed as
Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The names, ages and positions of all the directors and executive officers of the Company as of March 7, 1994 are listed below along with their business experience during the past five years.

a.  Identification of Directors

                         Director
   Name           Age     Since             Business Experience
- --------------    ---   ---------  -------------------------------------------
Earl A. Goode      53      1994    President, GTE South Incorporated and GTE
                                   North Incorporated; various positions with
                                   GTE including President - GTE Southwest
                                   and Vice President - General
                                   Manager/Wisconsin; Director, Legacy Fund;
                                   Director, COMMIT; Executive Committee, GTE
                                   North Classic; Director, Indiana State
                                   Symphony Society; Director, INB Financial
                                   Corporation; Director, United Way of
                                   Central Indiana; Director, Goodwill
                                   Industries of Central Indiana; Director,
                                   Indianapolis Chamber of Commerce;
                                   President's Advisory Council of Purdue
                                   University; Dean's Advisory Council for
                                   the Purdue University Krannert School of
                                   Management.

Kent B. Foster     50      1994    Vice Chairman of the Board of Directors of
                                   GTE Corporation, October 1993.  President,
                                   GTE Telephone Operations, 1989; Director,
                                   GTE Corporation, 1992; Director, all GTE domestic telephone subsidiaries, 1993;
                                   Director, BC Telecom, Inc.; Director,
                                   Compania Anonima Nacional Telefonos de
                                   Venezuela; Director, National Bank of
                                   Texas.

Richard M. Cahill  55      1994    Vice President - General Counsel of GTE
                                   Telephone Operations, 1988; Director, all
                                   GTE domestic telephone subsidiaries, 1993;
                                   Director, GTE Vantage Incorporated, 1991;
                                   Director, GTE Intelligent Network Services
                                   Incorporated, 1993.

Gerald K. Dinsmore 44      1992    Senior Vice President - Finance and
                                   Planning for GTE Telephone Operations,
                                   1994. Vice President - Finance, GTE
                                   Telephone Operations, 1993; Vice President
                                   - Intermediary Customer Markets, GTE
                                   Telephone Operations, 1991.  President,
                                   South Area, GTE Telephone Operations,
                                   1992; Director, all GTE domestic telephone subsidiaries, 1993.

Michael B. Esstman 47      1994    Executive Vice President-Operations, GTE
                                   Telephone Operations, 1993; President,
                                   Central Area, GTE Telephone Operations,
                                   1991.  President, Contel Eastern Region,
                                   Telephone Operations Sector, 1983;
                                   Director, AG Communications System;
                                   Director, all GTE domestic telephone
                                   subsidiaries, 1993.

Thomas W. White    47      1994    Executive Vice President of GTE Telephone
                                   Operations, 1993; Senior Vice President -
                                   General Office Staff, GTE Telephone
                                   Operations, 1989; Director, all GTE
                                   domestic telephone subsidiaries, 1993;
                                   Director, Quebec-Telephone.

Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which may be held on any day during May, as specified in the notice of the meeting.

There are no family relationships between any of the directors or executive officers of the Company.

All of the directors, with the exception of Mr. Dinsmore, were elected January 1, 1994, following the resignations from the Board of John L. Atkins, III, Archie S. Dargan, K.v.R. Dey, Jr., Durward R. Everett, Jr., Robert H. Hillenmeyer, John Hopkins, Mary W. Walker, Richard W. Wilkinson and John W. Woods, III.

b.  Identification of Executive Officers

                                  Year Assumed
                                    Current
       Name                 Age     Position         Position with Company
- -----------------           ---   ------------  -------------------------------
Earl A. Goode (1)            53       1994      President

James D. Blanchard (1)       53       1994      Region Vice President -
                                                General Manager-North
                                                (Illinois, Wisconsin)

Clare D. Coxey (1)           55       1994      Area Vice President - Public
                                                Affairs

Margaret B. Haight (1)       45       1994      State Vice President - General
                                                Manager - Kentucky

James T. Jeske (1)           48       1994      Area Vice President - Human
                                                Resources

M. L. Keith, Jr. (1)         51       1994      Area Vice President - Sales

C. Sumpter Logan (2)         56       1994      Region Vice President -
                                                General Manager - South
                                                (Alabama,  Kentucky, North
                                                Carolina, South Carolina)

Jeffrey L. Schmitt (1)       48       1994      Area Vice President -
                                                Regulatory and Government
                                                Affairs

Dale E. Sporleder (1)        53       1994      Area Vice President - General
                                                Counsel

Roger L. Utzinger (1)        47       1994      Area Vice President - Finance

Edward J. Weise (3)          49       1994      Region Vice President -
                                                General  Manager - South
                                                (Virginia)

William D. Wilson (1)        46       1994      Area Vice President - General
                                                Manager - East

Charles J. Somes (1)         48       1994      Secretary


                                                        Position with
                                                 GTE Telephone Operations (4)
                                                ------------------------------
Kent B. Foster               50       1989      President

Michael B. Esstman (5)       47       1993      Executive Vice President -
                                                Operations

Thomas W. White              47       1989      Executive Vice President

Guillermo Amore              55       1990      Senior Vice President -
                                                International

Gerald K. Dinsmore (6)       44       1993      Senior Vice President -
                                                Finance and Planning

Robert C. Calafell (7)       52       1993      Vice President - Video
                                                Services

A. T. Jones                  54       1992      Vice President - International

Brad M. Krall (8)            52       1993      Vice President - Centralized
                                                Services

Donald A. Hayes              56       1992      Vice President - Information
                                                Technology

Richard L. Schaulin          51       1989      Vice President - Human
                                                Resources

Clarence F. Bercher          50       1991      Vice President - Sales

Mark S. Feighner             45       1991      Vice President - Product
                                                Management

Geoff C. Gould               41       1989      Vice President - Regulatory
                                                and  Governmental Affairs

G. Bruce Redditt             43       1991      Vice President - Public
                                                Affairs

Richard M. Cahill            55       1989      Vice President and General
                                                Counsel

Leland W. Schmidt            60       1989      Vice President - Industry
                                                Affairs

Paul E. Miner                49       1990      Vice President - Regional
                                                Operations Support

Katherine J. Harless         43       1992      Vice President - Intermediary
                                                Markets

William M. Edwards, III (9)  45       1993      Controller

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

- -----------
NOTES:

(1) Effective March 7, 1994 the following individuals became executive officers for both GTE South Incorporated and GTE North Incorporated:

     Earl A. Goode was appointed President replacing Gerald K. Dinsmore who was appointed Senior Vice President - Finance and Planning for GTE Telephone Operations.

     James D. Blanchard was appointed Region Vice President - General Manager
     - North (Illinois, Wisconsin).

     Clare D. Coxey was appointed Area Vice President - Public Affairs replacing Jorge Jackson who was appointed Area Vice President - Public Affairs - West.

     James T. Jeske was appointed Area Vice President - Human Resources replacing Margaret B. Haight who was appointed State Vice President - General Manager - Kentucky.

     M. L. Keith, Jr. was appointed Area Vice President - Sales replacing James D. Bennett who was appointed State Vice President - Sales for GTE Florida Incorporated.

     Jeffrey L. Schmitt was appointed Area Vice President - Regulatory and Government Affairs replacing Bruce M. Holmberg who retired.

     Dale E. Sporleder was appointed Area Vice President - General Counsel replacing James V. Carideo who retired.

     Roger L. Utzinger was appointed Area Vice President - Finance replacing Fassil Gabremariam who was appointed State Vice President - Finance for GTE Florida Incorporated.

     William D. Wilson, previously Vice President - Business Planning for GTE Telephone Operations, was appointed Area Vice President - General Manager - East replacing Stephen A. Inkrott who was appointed Assistant Vice President - Network Planning for GTE Telephone Operations.

     Charles J. Somes was appointed Secretary replacing Jerry L. Austin who retired.

     Charles C. Merritt previously Regional Vice President - General Manager/Southeast was appointed General Manager - North Carolina/South Carolina.

(2) C. Sumpter Logan, previously Regional Vice President - General Manager/North, was appointed Region Vice President General Manager - South (Alabama, Kentucky, North Carolina, South Carolina) effective March 7, 1994.

(3) Edward J. Weise, previously Regional Vice President - General Manager/Virginia, was appointed Region Vice President - General Manager
     - South (Virginia) effective March 7, 1994.

(4) Position is with, and duties are performed at, the GTE Telephone Operations Headquarters in Irving, Texas.

(5) Michael B. Esstman was appointed Executive Vice President - Operations effective April 25, 1993 replacing Charles A. Crain who retired on April 1, 1993.

(6) Gerald K. Dinsmore, previously South Area President, was appointed Senior Vice President - Finance and Planning replacing John L. Hume who retired.

(7) Robert C. Calafell was appointed Vice President - Video Services effective March 28, 1993.

(8) Brad M. Krall was appointed Vice President - Centralized Services effective November 7, 1993.

(9) William M. Edwards, III, was appointed Controller effective November 21, 1993 replacing John D. Utzinger.

William E. Starkey retired November 21, 1993, George N. King retired May 21, 1993 and Clark W. Barlow retired August 21, 1993.


Item 11.  Executive Compensation

Executive Compensation Tables

The following tables provide information about executive compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the Chief
Executive Officer and each of the other four most highly compensated executive officers of the Company for services in all capacities to the Company and its subsidiary.

                                                                                          Long-Term Compensation
                                                                                  ----------------------------------------------
                                                Annual Compensation(2)               Awards                 Payments
                                        --------------------------------------    ------------------    ------------------------
       (a)                      (b)       (c)          (d)             (e)           (f)       (g)        (h)           (i)
                                                                  Other Annual    Reserved                LTIP       All Other
Name and Principal                                                Compensation      Stock    Options    Payments   Compensations
Position in Group(1)           Year    Salary($)(1) Bonus($)          ($)         Awards(#)  SARs(#)      ($)          ($)(5)
- ----------------------         ----    -----------  --------      ------------    ---------  -------    --------   -------------
Gerald K. Dinsmore             1993      68,286       66,312           39,973          --     14,500      4,743         1,989
  President (3)                1992      22,998       22,128              241          --     16,200         --           620

C. Sumpter Logan               1993     116,540       25,721            3,530          --      2,700         --         3,496
  Regional Vice President      1992     146,517       91,089           12,579          --         --         --         4,395
    General Manager/North      1991     173,033      124,300           18,520          --      7,900         --            --

Charles C. Merritt             1993      76,753       22,850            2,398          --      2,700         --         2,303
  Regional Vice President -    1992      96,151       40,443            1,178          --         --         --            --
    General Manager/Southeast  1991     119,549       51,900            2,132          --      3,000         --            --

Stephen A. Inkrott             1993      50,279       23,653            1,747          --      4,900         --         1,508
  Area Vice President -        1992      52,806       31,579            7,797          --      5,500         --         1,584
    General Manager (4)        1991      30,551       16,583            8,786          --      3,300         --           836

Kent B. Foster                 1993      35,136       32,274            1,707          --     58,800      7,108           395
  President                    1992      41,280       48,230              808          --         --     15,014           526
    GTE Telephone Operations   1991      36,111       48,813            2,796          --    133,300     20,368           528

- ----------
(1) Individual was an officer for GTE South Incorporated at December 31,
    1993.

(2) Annual Compensation represents the Company's pro rata share of salaries, bonuses and other annual compensation. Total annual cash compensation for Messrs. Dinsmore, Logan, Merritt, Inkrott and Foster, for whom allocated amounts are shown above is $544,684, $248,833, $174,093, $236,127 and $1,129,356 for 1993, respectively.

(3) Mr. Dinsmore became president in October 1992. Mr. Dinsmore was appointed Senior Vice President - Finance and Planning for GTE Telephone Operations effective March 1994. Earl Goode replaced Mr. Dinsmore as President.

(4) Mr. Inkrott was elected Area Vice President - General Manger in June
    1991.

(5) All other compensation includes Company contributions to defined contribution plans.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the named executive officers of the Company in 1993.  Pursuant to Securities and Exchange Commission (the
SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by
5% and 10%, respectively.  There is no assurance that the stock price will appreciate at the rates shown in the table.  The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.
                                                                             Potential Realizable Value at
                                                                             Assumed Annual Rate of Stock
                                                                                Price Appreciation For
                                     Individual Grants(1)                            Option Term
                      --------------------------------------------------    --------------------------------
    (a)                   (b)            (c)         (d)          (e)        (f)        (g)          (h)
                                      Percent of
                                        Total
                                      Options/
                                    SARs Granted   Exercise
                                      to All GTE   Or Base
                      Option/SARs   Employees in     Price    Expiration
Name                  Granted (#)    Fiscal Year    ($/SH)       Date        0%           5%          10%
- ------------------    -----------   ------------   --------   ----------    ----     ----------   ----------
Gerald K. Dinsmore      14,500          0.73%      $35.0625     2/15/03      $0      $  319,734   $  810,269
C. Sumpter Logan         2,700          0.14        35.0625     2/15/03       0          59,537      150,878
Charles C. Merritt       2,700          0.14        35.0625     2/15/03       0          59,537      150,878
Stephen A. Inkrott       4,900          0.25        35.0625     2/15/03       0         108,048      273,815
Kent B. Foster          48,400          2.42        35.0625     2/15/03       0       1,067,249    2,704,621
                        10,400          0.52        37.6250    10/12/03       0         246,087      623,632

- ----------
(1) Under the Long-Term Incentive Plan, options are presently granted with
    tandem stock appreciation rights   ("SARs").  One-third of these grants vest
    annually commencing one year after the date of grant.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

The following table provides information as to options and stock appreciation rights exercised by each of the named executive officers of the Company during
1993 and the value of options and stock appreciation rights held by such officers at year-end measured in terms of the closing price of GTE Common Stock on December 31, 1993.
    (a)                   (b)               (c)                      (d)                            (e)
                                                                                           Value of Unexercised
                         Shares                             Number of Unexercised        In-the-Money Options/SARs
                        Acquired           Value           Options/SARs at YE-End              At FY-End($)
Name                 On Exercise(#)     Realized($)     Exercisable   Unexercisable    Exercisable    Unexercisable
- ------------------   --------------     -----------     -----------   -------------    -----------    -------------
Gerald K. Dinsmore            0          $        0         9,732         27,468        $  24,328        $  27,947
C. Sumpter Logan              0                   0        15,066          5,334          129,485           8,396
Charles C. Merritt            0                   0         6,400          3,700           58,975           3,188
Stephen A. Inkrott            0                   0         9,788         10,334           85,426          15,403
Kent B. Foster           70,517           1,447,800        99,450        125,450          341,551         212,447



Long-Term Incentive Plan - Awards in Last Fiscal Year

The GTE Long-Term Incentive Plan (LTIP) provides for awards, currently in the form of stock options with tandem stock appreciation rights and cash bonuses, to participating employees. The stock options and stock appreciation rights awarded under the LTIP to the five most highly compensated individuals in 1993 are shown in the table on page 11.

Under the LTIP, performance bonuses are paid in cash based on the achievement of pre-established goals for GTE's return on equity (ROE) over a three-year award cycle. Performance bonuses are denominated in units of GTE Common Stock ("Common Stock Units") and are maintained in a Common Stock Unit Account.

At the time performance targets are established for the three-year cycle, a Common Stock Unit Account is set up for each participant who is eligible to receive a cash award under the LTIP. An initial dollar amount for each account is determined based on the competitive performance bonus grant practices of other major companies in the telecommunications industry and with other selected corporations that are comparable to GTE in terms of revenue, market value and other quantitative measures. That amount is then divided by the average market price of GTE Common Stock for the calendar week preceding the day the account is established to determine the number of Common Stock Units in the account. The value of the account increases or decreases based on the market price of the GTE Common Stock. An amount equal to the dividends declared on an equivalent number of shares of GTE Common Stock is added each time a dividend is paid. This amount is then converted into the number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit Account. Messrs. Dinsmore and Foster are the only individuals of the five most highly compensated individuals eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1993 to their accounts and estimated future payouts under the LTIP are shown in the following table.

                                                           Estimated Future Payouts
                                                     Under Non-Stock Price Based Plans(1)
                                                    --------------------------------------
     (a)                  (b)            (c)             (d)          (e)          (f)
                                     Performance
                       Number of       Or Other
                     Shares, Units   Period Until
                       Or Other       Maturation
    Name                 Rights        Or Payout    Threshold(2)   Target(3)    Maximum(5)
- ------------------   -------------   ------------   ------------   ---------    ----------
Gerald K. Dinsmore       2,000          3 Years           468        2,341
C. Sumpter Logan             0          N/A                 0            0
Charles C. Merritt           0          N/A                 0            0
Stephen A. Inkrott           0          N/A                 0            0
Kent B. Foster (4)       6,100          3 Years         1,428        7,139
                           670          2 Years           149          743
                           326          1 Year             69          343
                         1,620         26 Months          365        1,827
                           854         14 Months          183          913
                           119          2 Months           24          121

- ----------
(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1993. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

(2) The level of average ROE during the cycle which represents minimum acceptable performance and which, if attained, results in payment of 20% of the target award. Below the minimum acceptable performance level, no award is earned.

(3) The average ROE target during the cycle which represents outstanding GTE performance and which, if attained, results in payment of 100% of the target award.

(4) The award of 6,100 units to Mr. Foster represents the grant for the 1993-95 performance period made while he was President - GTE Telephone Operations. The other grants shown are incremental, prorated awards made when his position was reclassified and when he was promoted to Vice Chairman - GTE Corporation, as well as President - GTE Telephone Operations and apply to the original targets under the 1993-95, 1992-94 and 1991-93 performance periods.

(5) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE exceeds the targeted ROE. If GTE's average ROE during the cycle exceeds the performance target, additional bonuses may be earned according to the following schedule:

      Performance Increment Above                   Added Percentage
     Maximum ROE Performance Target                to Maximum Awards
     ---------------------------------------------------------------
        First and Second   0.1%                               +2%
        Third and Fourth   0.1%                               +3%
        Fifth and above    0.1%                               +4%

     For example, if average ROE performance exceeds the ROE target by 0.5%, the performance bonus will equal 114% of the target award.




Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Dinsmore and Foster regarding benefits to be paid in the event of a change in control of GTE (a "Change in Control").

A Change in Control is deemed to have occurred if a majority of the members of the Board do not consist of members of the incumbent Board (as defined in the Agreements) or if, in any 12-month period, three or more directors are elected without the approval of the incumbent Board. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the incumbent Board for purposes of determining whether a Change in Control has occurred. A Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board of GTE and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

The Agreements provide for benefits to be paid in the event this individual separates from service and has a "good reason" for leaving or is terminated without "cause" within two years after a Change in Control of GTE.

Good reason for leaving includes but is not limited to the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her other percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Dinsmore and Foster provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of
service.   These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. However, there will be no duplication of benefits.

The Agreements remain in effect until the earlier of July 1 of each successive year or the date on which the executive reaches age 65, unless the Agreement is terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend the Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.


Retirement Programs

  Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                               PENSION PLAN TABLE

                                      Years of Service
Final Average    ------------------------------------------------------------
  Earnings           15          20           25          30            35
- -----------------------------------------------------------------------------
$   150,000      $  31,604   $  42,138    $  52,672  $   63,207    $   73,742
    200,000         42,479      56,638       70,797      84,957        99,117
    300,000         64,229      85,638      107,048     128,457       149,867
    400,000         85,979     114,638      143,298     172,957       200,617
    500,000        107,729     143,638      179,548     215,457       251,367
    600,000        129,479     172,638      215,798     258,957       302,117
    700,000        151,229     201,638      252,048     302,457       352,867
    800,000        172,979     230,638      288,298     345,957       403,617
    900,000        194,729     259,638      324,548     389,457       454,367
  1,000,000        216,479     288,638      360,798     432,957       505,117
  1,200,000        259,979     346,638      433,298     519,957       606,617

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from this plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under this plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of March 7, 1993, the credited years of service under the plan for Messrs. Dinsmore, Logan, Merritt, Inkrott and Foster are 18, 33, 30, 28 and 23, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the GTE Service Corporation plan are limited to certain maximum amounts. GTE maintains a Supplemental Executive Retirement Plan (SERP), which supplements the benefits of any participant in the qualified pension plan by direct payment of a lump sum or by an annuity, on an unfunded basis, of the amount by which any participant's benefits under the GTE Service Corporation pension plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the qualified pension plan on remuneration accrued under management incentive plans as determined by the Executive Compensation and Organizational Structure Committee.


  Executive Retired Life Insurance Plan

The Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Dinsmore, Logan, Merritt, Inkrott and Foster a maximum postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or optionally, an equivalent amount may be paid as a lump sum payment equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as an annuity or as installment payments. If an optional payment method is selected, the ERLIP benefit will be based on the actuarial equivalent of the present value of the insurance amount.


  Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or renumeration, as such, for services on the Board.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1994:

                               Name and          Shares of
         Title                Address of         Beneficial       Percent
       of Class            Beneficial Owner      Ownership        of Class
     ---------------      ------------------    -----------       --------
     Common Stock of      GTE Corporation       18,936,000          100%
     GTE South            One Stamford Forum    shares of
     Incorporated         Stamford,             record
                          Connecticut 06904

(b)  Security Ownership of Management as of December 31, 1993:

     Common Stock of   Name of Director or Nominee             No director
     GTE Corporation   Kent B. Foster                168,299   or nominee or
                       Thomas W. White                83,071   executive
                       Michael B. Esstman             54,051   officer owns
                       Gerald K. Dinsmore             18,503   as much as
                       Richard M. Cahill              37,188   1/10 of
                                                     -------   1 percent
                                                     361,112
                                                     =======

                       Executive Officers(1)(2)
                       Gerald K. Dinsmore             18,503
                       C. Sumpter Logan               33,072
                       Charles C. Merritt              8,032
                       Stephen A. Inkrott             21,102
                       Kent B. Foster                168,299
                                                     -------
                                                     249,008
                                                     =======

                       All directors and executive             Represents
                       officers as a group(1)(2)     782,371   less than 1/10
                                                     =======   of 1 percent
                                                               of outstanding
                                                               common stock.

- ----------
   (1)   Includes shares acquired through participation in GTE's
         Consolidated Employee Stock Ownership Plan and/or the GTE Savings
         Plan.

   (2) Included in the number of shares beneficially owned by Messrs. Dinsmore, Logan, Merritt, Inkrott and Foster and all directors and executive officers as a group are 16,798; 15,966; 7,300; 13,232; 115,583; and 528,655 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(c)  There were no changes in control of the Company during 1993.


Item 13.  Certain Relationships and Related Transactions

The Company`s executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest.


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Financial Statements - Reference is made to the Registrant's Annual Report to Shareholders, pages 5 - 25 for the year ended December 31, 1993, incorporated herein and filed as Exhibit 13.

        Report of Independent Public Accountants.

        Balance Sheets - December 31, 1993 and 1992.

        Statements of Income for the years ended December 31, 1993-1991.

        Statements of Reinvested Earnings for the years ended December 31, 1993-1991.

        Statements of Cash Flows for the years ended December 31, 1993-1991.

        Notes to Financial Statements.

   (2) Financial Statement Schedules - Included in Part IV of this report for the years ended December 31, 1993-1991:

                                                                      Page(s)
                                                                      -------
        Report of Independent Public Accountants                        21

        Schedules:

           V - Property, Plant and Equipment                           22-24

          VI - Accumulated Depreciation and Amortization of
                 Property, Plant and Equipment                          25

        VIII - Valuation and Qualifying Accounts                        26

           X - Supplementary Income Statement Information               27

Note: Schedules other than those listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

  (3)  Exhibits - Included in this report or incorporated by reference.

      3-1* Restated Articles of Incorporation dated August 24, 1990.(Exhibit 3-1 of the 1989 Form 10-K, File No. 2-36292).

      3-2*     Amended By-Laws, effective January 1, 1988, File No. 2-36292.

      4-1* Indenture of Mortgage and Deed of Trust dated November 1, 1947, as supplemented by the Thirty-First Supplemental Indenture dated September 15, 1989, File No. 33-17141 and the Thirty-Second Supplemental Indenture dated June 15, 1990, File No. 33-35027.

      4-2* Indenture dated as of October 1, 1992 between GTE South Incorporated and Chemical Bank Trustee as supplemented by the First Supplemental Indenture dated as of November 15, 1992, File No. 33-53348.

      10* Salary Continuation Arrangements in the Event of a Change in Control, File No. 2-36292.

      13 Annual Report to Shareholders for the year ended December 31, 1993, filed herein as Exhibit 13.

 (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1993.

    * Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To GTE South Incorporated:

We have audited in accordance with generally accepted auditing standards, the financial statements included in GTE South Incorporated's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes in 1992 as discussed in Note 1 to the financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN & CO.
Dallas, Texas
January 28, 1994.

                            GTE SOUTH INCORPORATED

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED DECEMBER 31, 1993
                            (Thousands of Dollars)
- -----------------------------------------------------------------------------------------------------------------
                   Column A                    Column B      Column C      Column D      Column E       Column F
- ---------------------------------------       ----------     ---------   -----------   ------------    ----------
                                              Balance at     Additions   Retirements   Other Debits    Balance at
                                               Beginning      at Cost      or Sales    or (Credits)     Close of
                Classification                  of Year      (Note 1)      (Note 2)      (Note 3)         Year
- -----------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
   Land                                         $   15,296    $       57   $    1,661   $      (607)   $   13,085
   Buildings                                       187,545         6,482       55,025         9,172       148,174
   Central office equipment                      1,125,944       108,340      390,925        25,560       868,919
   Station apparatus                                45,468         2,458       15,311        (1,076)       31,539
   Cable/underground conduit, etc.               1,352,223        86,173      479,077        35,172       994,491
   Furniture and office equipment                  126,948         7,096       45,072         4,097        93,069
   Vehicles and other work equipment                77,379         5,815       33,918         7,846        57,122
   Telephone plant under construction               46,457        (3,271)          --            --        43,186
   Property held for future telephone use               --            --           --            67            67
   Telephone plant acquisition adjustment               --            --           --        28,930        28,930
                                                ----------    ----------   ----------    ----------    ----------
        Total Telephone Plant                    2,977,260       213,150    1,020,989       109,161     2,278,582

NONREGULATED PLANT                                 124,792         5,969       36,625        (3,317)       90,819
                                                ----------    ----------   ----------    ----------    ----------
        Total Property, Plant and Equipment     $3,102,052    $  219,119   $1,057,614    $  105,844    $2,369,401
                                                ==========    ==========   ==========    ==========    ==========

- -------------------------------------------
NOTES:

(1)  Reconciliation of additions at cost:
           Additions at cost per Schedule V                        $  219,119
           Acquisition of assets in Illinois                          (42,919)
           Other                                                         (481)
                                                                   ----------
           Total                                                   $  175,719
                                                                   ==========
(2) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2), including costs associated with the disposition of Georgia, Tennessee and West Virginia.

(3) Primarily represents costs associated with the disposition of Georgia, Tennessee and West Virginia, adjustments to the reserve in 1993 due to the adoption of SFAS No. 109 and transfers in accordance with FCC Docket No. 86-111.


                            GTE SOUTH INCORPORATED

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED DECEMBER 31, 1992
                            (Thousands of Dollars)
- ------------------------------------------------------------------------------------------------------------------
                   Column A                    Column B       Column C      Column D      Column E      Column F
                                              ----------     ----------    -----------  -------------   ----------
                                              Balance at                   Retirements   Other Debits   Balance at
                                               Beginning     Additions      or Sales     or (Credits)    Close of
                Classification                  of Year       at Cost       (Note 1)       (Note 2)        Year
- ------------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
  Land                                        $   14,433     $    1,334    $       --   $      (471)    $   15,296
  Buildings                                      181,213          9,480         2,336          (812)       187,545
  Central office equipment                     1,029,189        153,606        66,847         9,996      1,125,944
  Station apparatus                               43,775          2,231           924           386         45,468
  Cable/underground conduit, etc.              1,271,487        129,598        59,654        10,792      1,352,223
  Furniture and office equipment                 125,063         11,119           854        (8,380)       126,948
  Vehicles and other work equipment               76,095          9,135         6,857          (994)        77,379
  Telephone plant under construction             130,662        (80,552)           --        (3,653)        46,457
  Property held for future telephone use             247           (257)           --            10             --
  Telephone plant acquisition adjustment              --            (37)           --            37             --
                                              ----------     ----------    ----------    ----------     ----------
    Total Telephone Plant                      2,872,164        235,657       137,472         6,911      2,977,260

NONREGULATED PLANT                               106,524          5,085         2,782        15,965        124,792
                                              ----------     ----------    ----------    ----------     ----------
    Total Property, Plant and Equipment       $2,978,688     $  240,742    $  140,254    $   22,876     $3,102,052
                                              ==========     ==========    ==========    ==========     ===========

- -----------------------------------------
NOTES:

(1) All retirements or sales in Column D were charged to accumulated depreciation (Schedule VI, Note 2).

(2) Represents adjustments in 1992 due to adoption of SFAS No. 109 and transfers in accordance with FCC Docket No. 86-111.


                            GTE SOUTH INCORPORATED

                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                     FOR THE YEAR ENDED DECEMBER 31, 1991
                            (Thousands of Dollars)
- ---------------------------------------------------------------------------------------------------------------------
                Column A                       Column B       Column C       Column D       Column E        Column F
- ----------------------------------------      ----------     ----------    -----------     -----------    -----------
                                              Balance at                   Retirements     Other Debits    Balance at
                                               Beginning     Additions      or Sales       or (Credits)     Close of
             Classification                     of Year       at Cost       (Note 1)         (Note 2)         Year
- ---------------------------------------------------------------------------------------------------------------------
TELEPHONE PLANT, stated at original cost:
  Land                                        $   15,888     $      213    $       --     $    (1,668)     $   14,433
  Buildings                                      185,773          8,986         1,273         (12,273)        181,213
  Central office equipment                       998,877         97,199        66,887              --       1,029,189
  Station apparatus                               42,498          1,420           143              --          43,775
  Cable/underground conduit, etc.              1,258,674         65,611        52,798              --       1,271,487
  Furniture and office equipment                 106,583         11,672           250           7,058         125,063
  Vehicles and other work equipment               71,950          9,576         7,691           2,260          76,095
  Telephone plant under construction              84,357         46,247            --              58         130,662
  Property held for future telephone use             340             --            --             (93)            247
                                              ----------    -----------    ----------      ----------     -----------
       Total Telephone Plant                   2,764,940        240,924       129,042          (4,658)      2,872,164

NONREGULATED PLANT                                96,935          6,701         1,770           4,658         106,524
                                              ----------     ----------    ----------      ----------      ----------
       Total Property, Plant and Equipment    $2,861,875     $  247,625    $  130,812      $       --      $2,978,688
                                              ==========     ==========    ==========      ==========      ==========

- ------------------------------------------
NOTES:

(1)  Reconciliation of retirements or sales charged to
     accumulated depreciation:
          Retirement or sales per Schedule VI, Note 2               $  130,529
          Other                                                            283
                                                                    ----------
          Total retirements or sales per Column D above             $  130,812
                                                                    ==========
          Retirements include write-offs of customer premises equipment due to deregulation by the FCC.

(2) Primarily represents prior-year adjustments to conform to the current year presentation and transfers in accordance with FCC Docket No. 86-111.

                            GTE SOUTH INCORPORATED

          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)
- ----------------------------------------------------------------------------------------------------------------
           Column A                        Column B       Column C      Column D        Column E      Column F
- ---------------------------------        ------------    ---------     -----------     ----------    -----------
                                                         Additions
                                          Balance at     Charged to    Retirements       Other       Balance at
                                         Beginning of      Income       or Sales        Charges       Close of
         Description                         Year         (Note 1)      (Note 2)        (Note 3)        Year
- ----------------------------------------------------------------------------------------------------------------
Accumulated depreciation and
 amortization for the year ended:

  December 31, 1993                       $1,057,456     $  208,153     $1,054,277     $  663,232     $  874,564
                                          ==========     ==========     ==========     ==========     ==========
  December 31, 1992                       $  985,172     $  205,670     $  140,191     $    6,805     $1,057,456
                                          ==========     ==========     ==========     ==========     ==========
  December 31, 1991                       $  916,224     $  203,150     $  130,529     $   (3,673)    $  985,172
                                          ==========     ==========     ==========     ==========     ==========

- -----------------------------------
NOTES:

(1)  Reference is made to Note 1 of Notes to Financial
     Statements with respect to depreciation policy:                       1993           1992           1991
                                                                        ----------     ----------     ----------
     Total as shown in Statements of Income                             $  207,324     $  206,905     $  203,108
     Other                                                                     829         (1,235)            42
                                                                        ----------     ----------     ----------
     Total as shown above                                               $  208,153     $  205,670     $  203,150
                                                                        ==========     ==========     ==========
(2)  Represents:  Retirements or sales credited to property,
                    plant and equipment (Schedule V)                    $1,057,614     $  140,254     $  130,812
                  Other                                                     (3,337)           (63)          (283)
                                                                        ----------     ----------     ----------
                  Total as shown above                                  $1,054,277     $  140,191     $  130,529
                                                                        ==========     ==========     ==========
(3)  Represents:  Salvage (including amounts related to
                    properties sold in 1993)                            $  621,720     $    7,357     $    5,268
                  Removal costs                                             (8,078)       (10,118)       (10,269)
                  Other                                                     49,590          9,566          1,328
                                                                        ----------     ----------     ----------
                  Total as shown above                                  $  663,232     $    6,805     $   (3,673)
                                                                        ==========     ==========     ==========

                            GTE SOUTH INCORPORATED

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)
- ----------------------------------------------------------------------------------------------------------
             Column A                      Column B          Column C              Column D      Column E
- ------------------------------------      ----------   ----------------------     ----------    ----------
                                                             Additions
                                                       ----------------------
                                                                     Charged      Deductions
                                          Balance at    Charged      to Other        from       Balance at
                                          Beginning       to         Accounts      Reserves      Close of
           Description                     of Year      Income       (Note 1)      (Note 2)        Year
- ----------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
  for the year ended:

  December 31, 1993                      $    7,743   $   18,250   $   17,497    $   33,808    $    9,682
                                         ==========   ==========   ==========    ==========    ==========
  December 31, 1992                      $    2,273   $   16,165   $   16,059    $   26,754    $    7,743
                                         ==========   ==========   ==========    ==========    ==========
  December 31, 1991                      $    3,948   $   10,056   $   10,743    $   22,474    $    2,273
                                         ==========   ==========   ==========    ==========    ==========

- ------------------------------------
NOTES:

(1)  Recoveries of previously written off amounts.

(2)  Charges for purpose for which reserve was created.
     Represents write-offs of receivable accounts.

                            GTE SOUTH INCORPORATED

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                            (Thousands of Dollars)

- ----------------------------------------------------------------------------
     Column A                                      Column B
- ------------------                  ----------------------------------------
       Item                             Charged to Operating Expenses
- ----------------------------------------------------------------------------
                                       1993           1992           1991
                                    ----------     ----------     ----------
Maintenance and repairs             $  149,645     $  145,448     $  160,163
                                    ==========     ==========     ==========
Taxes, other than payroll and
  income, are as follows:

  Real and personal property        $   24,353     $   23,879     $   22,870
  State gross receipts                   4,425          4,240          3,691
  Other                                  3,969          4,167          4,265
  Portion of above taxes charged
    to plant and other accounts         (2,977)        (3,258)        (2,901)
                                    ----------     ----------     ----------
  Total                             $   29,770     $   29,028     $   27,925
                                    ==========     ==========     ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE SOUTH INCORPORATED
                                             -----------------------------
                                                     (Registrant)


Date  March 21, 1994                         By       EARL A. GOODE
     ---------------------                      --------------------------
                                                      EARL A. GOODE
                                                        President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


EARL A. GOODE              President and Director             March 21, 1994
- ------------------------   (Principal Executive Officer)
EARL A. GOODE


GERALD K. DINSMORE         Senior Vice President - Finance    March 21, 1994
- ------------------------     and Planning and Director
GERALD K. DINSMORE         (Principal Financial Officer)


WILLIAM M. EDWARDS, III    Controller                         March 21, 1994
- ------------------------   (Principal Accounting Officer)
WILLIAM M. EDWARDS, III


RICHARD M. CAHILL          Director                           March 21, 1994
- ------------------------
RICHARD M. CAHILL


MICHAEL B. ESSTMAN         Director                           March 21, 1994
- ------------------------
MICHAEL B. ESSTMAN


KENT B. FOSTER             Director                           March 21, 1994
- ------------------------
KENT B. FOSTER


THOMAS W. WHITE            Director                           March 21, 1994
- ------------------------
THOMAS W. WHITE