Form 10-Q
period 1994-03-31
GTE SOUTH INC
filed 1994-05-12
CIK 40878

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      March 31, 1994

                               or

[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities
    Exchange Act of 1934


For          the          transition         period          from
to


Commission File Number:   2-36292


                          GTE SOUTH INCORPORATED
           (Exact name of registrant as specified in its charter)

             VIRGINIA                              56-0656680
          (State       or       other       jurisdiction       of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)

 19845 N. U.S. 31, P.O. BOX 407, Westfield, Indiana      46074
     (Address of principal executive offices)
(Zip Code)


Registrant's telephone number, including area code       317-896-
6464



(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES X     NO

The Company had 18,936,000 shares of $25 par value common stock outstanding at April 30, 1994.


                     GTE SOUTH INCORPORATED



                              INDEX





PART I.  FINANCIAL INFORMATION                              PAGE


    Condensed Statements of Income. . . . . . .. . . . . . . . .
. . . .                                                     1

    Management's Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . .
. . .                                                       2

    Condensed Balance Sheets - Assets. . . . . . . . . . . . . .
. . . .                                                     4

    Condensed Balance Sheets - Liabilities and
      Shareholders' Equity. . . . . . . . . . . . . . . . . . . .
. . .                                                       5

    Condensed Statements of Cash Flows . . . . . . . . . . . . .
. . . .                                                     6

    Notes to Condensed Financial Statements . . . . . .  . . . .
. . . .                                                     7



PART II.  OTHER INFORMATION


    Items 1 through 6. . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     8

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . .
. . . .                                                     9























PART I.  FINANCIAL INFORMATION

                     GTE SOUTH INCORPORATED

                 CONDENSED STATEMENTS OF INCOME

                                              Three Months Ended
                                                  March 31,
                                             1994       1993
                                           (Thousands of Dollars)
OPERATING REVENUES:
 Local network services                  $    72,053 $    94,655
 Network access services                      73,206     100,591
 Long distance services                        6,426       8,396
 Equipment sales and services                 12,367      16,957
 Other                                        26,907      25,334

                                             190,959     245,933




OPERATING EXPENSES:
 Cost of sales and services                   47,663      51,007
 Depreciation and amortization                42,590      52,811
 Marketing, selling, general and administrative        58,396
72,589

                                             148,649     176,407

 Net operating income                         42,310      69,526



OTHER (INCOME) DEDUCTIONS:
 Interest expense                              8,625      17,497
 Other - net                                   3,818        (607)



INCOME BEFORE INCOME TAXES                    29,867      52,636



INCOME TAXES                                  11,238      19,490



NET INCOME                               $    18,629 $    33,146


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

See Notes to Condensed Financial Statements.



                                1
                     GTE SOUTH INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income decreased 44% or $14.5 million for the three months ended March 31, 1994. This decrease is primarily the result of property repositioning. On November 1, 1993, the Company exchanged 244,000 access lines in Georgia for 38,000 access lines in ALLTEL Corporation's Illinois operations. In addition, on December 31, 1993, the Company sold 123,000 access lines in West Virginia and Tennessee to Citizens Utilities Company. This represented a net reduction in access lines of approximately 25%.

Operating Revenues

Operating revenues decreased 22% or $55.0 million for the three months ended March 31, 1994 compared to the same period in 1993. Net revenues decreased approximately $64 million due to the property repositioning mentioned above. Also contributing to the decrease was the final phase out of transitional support payments received from the National Exchange Carrier Association (NECA). On April 1, 1993, the Company no longer received transitional support funds and began making long term support payments to NECA as required by the FCC. In addition, during the first quarter of 1994 the Company had a change in pooling arrangements in several jurisdictions which resulted in a slight decrease in net revenues. Partially offsetting these decreases was increased network usage, an increase in directory revenue due to timing of publications and decreased provisions of uncollectible revenues.

Operating Expenses

Operating expenses decreased 16% or $27.8 million for the three months ended March 31, 1994. Operating expenses decreased due to property repositioning mentioned above. Partially offsetting this decrease were depreciation rate order increases in North Carolina and Kentucky that were effective January 1, 1994.

Other Expenses

Interest expense decreased 51% or $8.9 million in 1994. The 1994 decrease is primarily attributable to lower long-term debt levels. During November and December 1993, the Company called $394 million of high-coupon first mortgage bonds with proceeds from the sale of properties in Georgia, Tennessee and West Virginia.

Income taxes decreased 42% or $8.3 million for the three months ended March 31, 1994 compared to 1993 primarily due to decreases in pretax income. The decrease was partially offset by a reduction in the amortization of deferred investment tax credits.






                                2
                     GTE SOUTH INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first quarter of 1994 was cash flow from operations of $102.2 million compared to $68.8 million for the same period in 1993.

Capital expenditures represent a significant use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during 1994 were $35.5 million compared to $37.8 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $155 million. The Company paid taxes of $170.7 million in 1994 related to the gain on the disposition of properties sold in late 1993.

Cash  provided  from financing activities was $102.6  million  in
1994 compared to cash used for financing of $27.7 million in 1993. The Company used the proceeds from the repayment of a $299.9 million affiliate note receivable in 1994 to fund dividend payments of $281.4 million to its parent. Dividends of $3.9 million were paid in 1993.

During   the   first   quarter  of  1994,   the   Company   began
implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services.

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $3.9 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.













                                3
                     GTE SOUTH INCORPORATED

                    CONDENSED BALANCE SHEETS

                             ASSETS


                                            March 31,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $     7,247 $     7,937
 Receivables, less allowances of
    $9,345 and $9,682, respectively          145,012     145,725
 Note receivable from affiliate               28,400     328,328
 Materials and supplies, at average cost      19,701      21,040
 Deferred income tax benefits                  6,120      47,935
 Prepayments and other                         9,695       7,895
    Total current assets                     216,175     558,860






PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             2,387,635   2,369,401
 Accumulated depreciation                   (901,281)
(874,564)
    Net property, plant and equipment      1,486,354   1,494,837






OTHER ASSETS                                  99,647     109,403






    TOTAL ASSETS                         $ 1,802,176 $ 2,163,100







 See Notes to Condensed Financial Statements.





                                4
                     GTE SOUTH INCORPORATED

                    CONDENSED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                            March 31,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   116,165  $
24,652
 Accounts payable                             46,636      50,425
 Accrued taxes                                66,129     184,560
 Accrued payroll and vacations                22,425      25,584
 Accrued dividends                            23,591     204,020
 Accrued interest                              1,527         241
 Accrued restructuring costs and other       141,681     148,979
   Total current liabilities                 418,154     638,461


LONG-TERM DEBT                               366,381     373,700


DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits     377,775     428,617


PREFERRED STOCK, subject to
 mandatory redemption                          3,135       3,225



SHAREHOLDERS' EQUITY:
 Preferred stock                                 412         412
 Common stock                                473,400     473,400
 Other capital                                 1,187       1,187
 Reinvested earnings                         161,732     244,098
   Total shareholders' equity                636,731     719,097




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 1,802,176  $
2,163,100







 See Notes to Condensed Financial Statements.




                                5
                     GTE SOUTH INCORPORATED

               CONDENSED STATEMENTS OF CASH FLOWS



                                              Three Months Ended
                                                  March 31,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    18,629 $    33,146

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization            42,590      52,811
     Deferred income taxes and investment
       tax credits                           (53,186)
(3,631)                                             Provision for
uncollectible accounts                         3,253       4,744
     Changes in current assets and
       current liabilities                    78,399     (15,187)
     Other - net                              12,509      (3,072)
     Net cash provided from operating
       activities                            102,194      68,811


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (35,483)
(37,788)
 Tax payments on disposition                (170,684)
- - --
 Other - net                                     731      (1,492)
     Net cash used in investing activities           (205,436)
(39,280)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt and preferred stock retired              (252)
(392)
 Dividends paid to shareholders             (281,424)
(3,906)
 Net change in affiliate notes               299,928      (6,700)
 Increase (decrease) in short-term debt       84,300     (16,700)
     Net cash provided from (used in)
       financing activities                  102,552     (27,698)


 Increase (decrease) in cash                    (690)
1,833

 Cash at beginning of period                   7,937       4,863

 Cash at end of period                   $     7,247 $     6,696



 See Notes to Condensed Financial Statements.




                                6
                     GTE SOUTH INCORPORATED

             NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

(2) On November 1, 1993, the Company in a series of transactions exchanged its telephone plant in service, materials and supplies and customers (representing 244,000 access lines) in the state of Georgia for similar assets (including 38,000 access lines) in ALLTEL Corporation's Illinois operations and $446 million in cash. This transaction was accounted for as a sale. The net sales proceeds exceeded the book value of assets and liabilities sold and therefore, a pretax gain of $29 million was recognized on the transaction.

On December 31, 1993, the Company sold its telephone plant in service, materials and supplies and customers (representing 123,000 access lines) in the states of West Virginia and Tennessee to Citizens Utilities Company for $291 million in cash. This transaction was accounted for as a sale. The net sales proceeds exceeded book value and therefore, a pretax gain of $34 million was recognized on the transaction.

(3)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.






















                                7
                     GTE SOUTH INCORPORATED


PART II.   OTHER INFORMATION


Items  1 through 5 are not applicable for the quarter ended March
31, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

GTE  South Incorporated filed a report on Form 8-K dated  January
13, 1994 under Item 5, "Other Events." No financial statements were filed with this report.

GTE  South  Incorporated filed amended reports on Form 8-K  dated
November 1, 1993 on January 13, 1994 and February 23, 1994, under
Item  2,  "Acquisition  or Disposition  of  Assets."   Pro  Forma
Financial Statements were filed with this report.








































                                8
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 GTE SOUTH
INCORPORATED
                                                    (Registrant)






Date:   May 12, 1994                  WILLIAM M. EDWARDS, III
                                      WILLIAM M. EDWARDS, III
                                            Controller
                                     (Chief Accounting Officer)






























                                9