Form 10-Q
period 1994-06-30
GTE SOUTH INC
filed 1994-08-15
CIK 40878

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      June 30, 1994

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

                                                 YES X     NO

The Company had 18,936,000 shares of $25 par value common stock outstanding at July 31, 1994.


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



PART II.  OTHER INFORMATION


    Items 1 through 6. . . . . . . . . . . . . . . . . . . . . .
. . . . 10

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . 11























PART I.  FINANCIAL INFORMATION

                     GTE SOUTH INCORPORATED

                 CONDENSED STATEMENTS OF INCOME

                             Three Months Ended              Six Months
Ended
                                   June 30,               June 30,
                              1994         1993           1994
1993
                                        (Thousands of Dollars)
OPERATING REVENUES:
 Local network services    $   74,832 $   96,694  $  146,885 $  191,349
 Network access services       68,966     98,429     142,172    199,020
 Long distance services        14,060      6,969      20,486     15,365
 Equipment sales and services           13,195     18,784     25,562
35,741
 Other                          7,553     17,915      34,460     43,249

                              178,606    238,791     369,565    484,724


OPERATING EXPENSES:
 Cost of sales and services             46,989     55,653     94,652
106,660
 Depreciation and amortization          43,182     52,770     85,772
105,581
 Marketing, selling, general
   and administrative          55,223     83,016     113,619    155,605

                              145,394    191,439     294,043    367,846

 Net operating income          33,212     47,352      75,522    116,878


OTHER (INCOME) DEDUCTIONS:
 Interest expense               9,064     17,333      17,689     34,830
 Other - net                      389        457       4,207
(150)


INCOME BEFORE INCOME TAXES     23,759     29,562      53,626     82,198


INCOME TAXES                    8,825     10,752      20,063     30,242


NET INCOME                 $   14,934 $   18,810  $   33,563 $   51,956



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

See Notes to Condensed Financial Statements.



                                1
                     GTE SOUTH INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

Net income was $14.9 million for the three months and $33.6 million for the six months ended June 30, 1994 as compared to $18.8 million and $52.0 million for the same periods in 1993. Net income for 1993 includes the results from non-strategic properties sold in the fourth quarter of 1993 and a one-time after-tax charge of $5.1 million for voluntary separation programs. Excluding these special items, net income decreased 47% or $13.5 million for the three months and 44% or $26.0 million for the six months ended June 30, 1994 as compared to the same periods in 1993. These decreases are due to increased inventory, software and depreciation costs partially offset by an increase in revenues.

Operating Revenues

Operating revenues decreased $60.2 million for the three months and $115.2 million for the six months ended June 30, 1994 as compared to the same periods in 1993. Excluding the impact of non-strategic properties sold, revenues for the second quarter and first six months of 1994 increased 1% or $1.2 million and 2% or $8.2 million, respectively, compared to last year. The increases are primarily due to increased minutes of use and an increase in class/custom calling services. This was partially offset by the final phase out of transitional support payments received from the National Exchange Carrier Association (NECA). As of April 1, 1993, the Company no longer receives transitional support funds and has begun making long term support payments to NECA as required by the Federal Communications Commission. Effective March 1, 1994, the Company adopted Originating Responsibility Plans (ORP) for interexchange revenues in North Carolina, South Carolina and Kentucky resulting in a shift of approximately $9.0 million of Network Access Services Revenues to Long Distance Services Revenues for the six months ended June 30, 1994.

Operating Expenses

Operating expenses decreased $46.0 million for the three months and $73.8 million for the six months ended June 30, 1994. Excluding the impact of non-strategic properties sold and the one-time charge of $8.0 million for voluntary separation programs, operating expenses for the second quarter and first six months of 1994 increased 12% or $15.3 million and 13% or $33.7 million,
respectively,  compared  to  last  year.   These  increases   are
primarily   from  increases  in  inventory  costs,   right-to-use
software fees and depreciation due to rate orders in North Carolina and Kentucky that were effective January 1, 1994.








                                2
                     GTE SOUTH INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Other Expenses

Interest expense decreased 48% or $8.3 million for the three months and 49% or $17.1 million for the six months ended June 30, 1994. These decreases are primarily attributable to lower long-term debt levels. During November and December 1993, the Company called $394.0 million of high-coupon first mortgage bonds with proceeds from the sale of non-strategic properties.

Income tax expense decreased 18% or $1.9 million and 34% or $10.2 million for the three months and six months ended June 30, 1994, respectively, compared to the same periods in 1993. The decreases are primarily due to decreases in pretax income partially offset by a reduction in the amortization of deferred investment tax credits.


CAPITAL RESOURCES AND LIQUIDITY

Cash used in operations was $22.9 million during the six months ended June 30, 1994 compared to cash provided from operations of $131.4 million for the six months ended June 30, 1993. The decrease in cash for operations was from paying taxes of $170.7 million in the first quarter of 1994 related to the disposition of properties sold in late 1993.

Capital expenditures represent a significant use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines, modernization of current facilities and introduction of new products and services. The Company's capital expenditures during 1994 were $62.5 million compared to $85.7 million during the same period in 1993. The Company's anticipated construction costs for 1994 are approximately $155 million.

Cash provided from financing activities was $89.2 million in 1994 compared to cash used in financing of $41.0 million in 1993. The Company received $328.3 million due to the repayment of an affiliate note receivable and made dividend payments of $305.0 million to its parent. Dividends of $32.6 million were paid in 1993.

During the second quarter of 1994, the Company continued implementation of its re-engineering plan. This plan will allow the Company to continue to respond aggressively to competitive and regulatory developments through reduced costs, improved service quality, competitive prices and new product offerings. Moreover, implementation of this program over the next three years will position the Company to accelerate delivery of a full array of voice, video and data services. Cash requirements for the implementation of the re-engineering plan during 1994 are expected to be largely offset by cost savings.






                                3
                     GTE SOUTH INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, a $2.8 billion line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.











































                                4
                     GTE SOUTH INCORPORATED

                    CONDENSED BALANCE SHEETS

                             ASSETS


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $    10,490 $     7,937
 Receivables, less allowances of
    $12,513 and $9,682, respectively         137,231     145,725
 Note receivable from affiliate                   --     328,328
 Materials and supplies, at average cost      19,274      21,040
 Deferred income tax benefits                 50,909      47,935
 Prepayments and other                        12,266       7,895
    Total current assets                     230,170     558,860






PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             2,339,119   2,369,401
 Accumulated depreciation                   (867,146)
(874,564)
    Net property, plant and equipment      1,471,973   1,494,837






OTHER ASSETS                                  90,374      82,800






    TOTAL ASSETS                         $ 1,792,517 $ 2,136,497









 See Notes to Condensed Financial Statements.



                                5
                     GTE SOUTH INCORPORATED

                    CONDENSED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                            June 30, December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   103,217  $
24,652
 Accounts payable                             44,857      50,425
 Accrued taxes                                43,449     184,560
 Accrued payroll and vacations                19,953      25,584
 Accrued dividends                            25,019     204,020
 Accrued interest                              5,499         241
 Accrued restructuring costs and other       137,025     148,979
   Total current liabilities                 379,019     638,461


LONG-TERM DEBT                               361,397     373,700


DEFERRED CREDITS, primarily deferred
 income taxes and investment tax credits     422,445     402,014


PREFERRED STOCK, subject to
 mandatory redemption                          3,035       3,225



SHAREHOLDERS' EQUITY:
 Preferred stock                                 412         412
 Common stock                                473,400     473,400
 Other capital                                 1,187       1,187
 Reinvested earnings                         151,622     244,098
   Total shareholders' equity                626,621     719,097




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 1,792,517  $
2,136,497








 See Notes to Condensed Financial Statements.



                                6
                     GTE SOUTH INCORPORATED

               CONDENSED STATEMENTS OF CASH FLOWS



                                               Six Months Ended
                                                   June 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    33,563 $    51,956

 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization            85,772     105,581
     Deferred income taxes and investment
       tax credits                           (40,903)
(7,174)
     Provision for uncollectible accounts               8,143
9,115
     Tax payments on disposition            (170,684)
- - --
     Changes in current assets and
       current liabilities                    51,533     (35,503)
     Other - net                               9,668       7,433
     Net cash (used in) from operating
        activities                           (22,908)
131,408


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                        (62,537)
(85,649)
 Other - net                                  (1,251)
(2,765)
     Net cash used in investing activities            (63,788)
(88,414)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt and preferred stock retired              (440)
(5,033)
 Dividends paid to shareholders             (305,039)
(32,623)
 Net change in affiliate notes               328,328          --
 Increase (decrease) in short-term debt       66,400      (3,300)
     Net cash provided from (used in)
        financing activities                  89,249     (40,956)


 Increase in cash                              2,553       2,038

 Cash at beginning of period                   7,937       4,863

 Cash at end of period                   $    10,490 $     6,901


 See Notes to Condensed Financial Statements.





                                7
                     GTE SOUTH INCORPORATED

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

(2) On November 1, 1993, in a series of transactions, the Company exchanged its telephone plant in service, materials and supplies and customers (representing 244,000 access lines) in the state of Georgia for similar assets (including 38,000 access lines) in ALLTEL Corporation's Illinois operations and $446 million in cash. This transaction was accounted for as a sale. The net sales proceeds exceeded the book value of assets and liabilities sold and a pretax gain of $29 million was recognized on the transaction.

On December 31, 1993, the Company sold its telephone plant in service, materials and supplies and customers (representing 123,000 access lines) in the states of West Virginia and Tennessee to Citizens Utilities Company for $291 million in cash. This transaction was accounted for as a sale. The net sales proceeds exceeded book value and a pretax gain of $34 million was recognized on the transaction.

The accompanying condensed statements of income include the results of operations, through the date of sale, of the repositioned properties. For comparability, the table below includes 1993 pro forma adjustments to remove the operating results of these properties, including interest, as if the ALLTEL and Citizens' transactions occurred as of the beginning of each period presented. Net income and operating income in 1993 also exclude the one-time charge for enhanced early retirement and voluntary separation programs.


                           Three Months Ended           Six Months
Ended
                                 June 30,             June 30,
                            1994              1993         1994
1993
                                    (Thousands of Dollars)

OPERATING REVENUES       $  178,606        $  177,374   $  369,565    $
361,413
OPERATING INCOME             33,212            47,265       75,522
101,060
NET INCOME                   14,934            28,389       33,563
59,563







                                8
                     GTE SOUTH INCORPORATED

       NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(3) On December 31, 1993, GTE South Incorporated (the "Company") entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a
North  Carolina corporation , Contel of South Carolina,  Inc.,  a
South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the "Contel Subsidiaries"). The agreement provides that the Contel subsidiaries would merge with and into the Company, with the Company to be the surviving corporation in the merger (the "Merger"). Each of the Contel Subsidiaries is a wholly-owned subsidiary of Contel Corporation, which is itself a wholly-owned subsidiary of GTE Corporation. The Contel Subsidiaries provide communications services in the states of Kentucky, North Carolina, South Carolina and Virginia.

The  Merger,  which is expected to occur in late  1994,  will  be accounted for in a manner consistent with a transfer of  entities
under   common  control  which  is  similar  to  a  "pooling   of
interests."

(4) On June 28, 1994, the Securities and Exchange Commission declared the Company's registration of $300,000,000 of debentures effective. On August 10, 1994, the Company sold $150,000,000 of 7 1/4% Debentures, Series B, due 2002. The net proceeds from the sale will be applied towards the repayment of short-term borrowings incurred for the purpose of financing the Company's construction program, including the construction programs of the Contel Subsidiaries following the Merger.

(5)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.

























                                9
                     GTE SOUTH INCORPORATED


PART II.   OTHER INFORMATION


Items  1 through 5 are not applicable for the quarter ended  June
30, 1994.

Item 6.  Exhibits and Reports on Form 8-K.

GTE  South Incorporated filed a report on Form 8-K dated June 10,
1994   under  Item  5,  "Other  Events."   Pro  forma   financial
statements were filed with this report.












































                               10
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 GTE SOUTH
INCORPORATED
                                                    (Registrant)






Date:   August 12, 1994               WILLIAM M. EDWARDS, III
                                      WILLIAM M. EDWARDS, III
                                            Controller
                                     (Chief Accounting Officer)





























                               11