Form 10-Q
period 1994-09-30
GTE SOUTH INC
filed 1994-11-10
CIK 40878

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

                           (Mark One)


[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities
    Exchange Act of 1934


For the period ended      September 30, 1994

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

                                                 YES X     NO

The Company had 21,000,000 shares of $25 par value common stock outstanding at October 31, 1994.


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



PART II.  OTHER INFORMATION


    Items 1 through 6. . . . . . . . . . . . . . . . . . . . . .
. . . . 12

    Signature. . . . . . . . . . . . . . . . . . . . . . . . . .
. . . . 13
























PART I.  FINANCIAL INFORMATION

                     GTE SOUTH INCORPORATED

                 CONDENSED STATEMENTS OF INCOME
                             Three Months Ended              Nine
Months Ended
                                September 30,           September 30,
                              1994         1993           1994
1993
                                        (Thousands of Dollars)

OPERATING REVENUES:
 Local network services    $  118,773 $  141,684  $  351,697 $  414,736
 Network access services      115,637    156,001     359,203    456,995
 Long distance services        35,110     21,540      90,035     65,197
 Equipment sales and services           19,949     23,439     56,276
69,247
 Other                         13,905     24,654      54,354     73,735

                              303,374    367,318     911,565  1,079,910


OPERATING EXPENSES:
 Cost of sales and services             73,785     76,065    228,502
233,724
 Depreciation and amortization          66,161     77,340    197,692
222,336
 Marketing, selling, general
   and administrative         100,505    106,307     283,160    326,278

                              240,451    259,712     709,354    782,338

 Net operating income          62,923    107,606     202,211    297,572


OTHER DEDUCTIONS:
 Interest expense              15,576     23,107      45,100     69,620
 Other - net                    4,628        444      12,496        100


INCOME BEFORE INCOME TAXES     42,719     84,055     144,615    227,852


INCOME TAXES                   15,960     37,940      54,102     89,471


NET INCOME                 $   26,759 $   46,115  $   90,513 $  138,381


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (Parent Company).

See Notes to Condensed Financial Statements.



                                1
                     GTE SOUTH INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


OPERATING RESULTS

On December 31, 1993, GTE South Incorporated (the "Company") entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a
North  Carolina  corporation, Contel of South Carolina,  Inc.,  a
South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the "Contel Subsidiaries"). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the "Merger"). Each of the Contel Subsidiaries is a wholly-owned subsidiary of Contel Corporation, which is itself a wholly-owned subsidiary of GTE Corporation. The Contel Subsidiaries provide communication services in the states of Kentucky, North Carolina, South Carolina and Virginia. The Merger became effective on September 30, 1994 and has been accounted for in a manner consistent with a transfer of entities under common control which is similar to a "pooling of interests." Accordingly, the condensed financial statements include the combined historical results of operations and financial position of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of each period presented and reflect the elimination of intercompany transactions.

Net income was $26.8 million for the three months and $90.5 million for the nine months ended September 30, 1994 as compared to $46.1 million and $138.4 million for the same periods in 1993. Net income for 1993 includes the results from non-strategic properties sold in the fourth quarter of 1993 and a one-time after-tax charge of $7.8 million for enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993. Excluding these special items, net income decreased 26% or $9.4 million for the three months and 31% or $40.9 million for the nine months ended September 30, 1994 as compared to the same periods in 1993. These decreases are primarily due to higher software costs, increased depreciation costs and the final resolution of certain settlement activities, partially offset by increased revenues.


















                                2
                     GTE SOUTH INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Operating Revenues

Operating revenues decreased $63.9 million for the three months and $168.3 million for the nine months ended September 30, 1994 compared to the same periods in 1993. Excluding the impact of non-strategic properties sold, revenues for the three months and nine months ended September 30, 1994 increased 2% or $6.6 million and 3% or $27.1 million, respectively, compared to the same periods in 1993. The increases are primarily due to growth in access lines, increased minutes of use, and an increase in class/custom calling services. These increases are partially offset by a decrease in rent revenue and the final phase-out of transitional support payments received from the National Exchange Carrier Association (NECA). As of April 1, 1993, the Company no longer receives transitional support funds and has begun making long-term support payments to NECA as required by the Federal Communications Commission. The Company adopted Originating Responsibility Plans (ORP) for interexchange revenues in North Carolina and South Carolina, effective January 1, 1994, and in Kentucky, effective March 1, 1994. The ORP was income neutral to the Company since increases in toll revenues were offset by decreased access revenues and increased access charges.

Operating Expenses

Operating expenses decreased $19.3 million for the three months and $73.0 million for the nine months ended September 30, 1994 compared to the same periods in 1993. Excluding the impact of non-strategic properties sold, and a one-time charge of $12.4 million for the enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993, operating expenses for the three months and nine months ended September 30, 1994 increased 13% or $26.9 million and 14% or $85.1 million, respectively, compared to the same periods in 1993. These increases are primarily due to the payment of access charges under the ORP to other local exchange carriers for intralata toll calls that are originated by the Company and terminated by another local exchange carrier, increased depreciation due to rate orders in North Carolina and Kentucky that were effective January 1, 1994, higher software costs and the final resolution of certain settlement activities.

Restructuring

During the fourth quarter of 1993, the Company recorded a restructuring charge of $163.0 million primarily for incremental costs related to implementation of its three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer responsiveness and product quality, reduce the time necessary to introduce new products and services and reduce costs.







                                3
                     GTE SOUTH INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


In connection with the re-engineering plan, in the first nine months of 1994 expenditures of $9.7 million were incurred and charged to the restructuring reserve. These costs primarily reflect costs associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1994 and throughout 1995. There have been no significant changes made to the overall re-engineering plan as originally reported.

Other Deductions

Interest expense decreased 33% or $7.5 million for the three months and 35% or $24.5 million for the nine months ended September 30, 1994. These decreases are primarily attributable to lower long-term debt levels. During November and December 1993, the company called $394 million of high-coupon first mortgage bonds with proceeds from the sale of non-strategic properties.

Income tax expense decreased 58% or $22.0 million and 40% or $35.4 million for the three months and nine months ended September 30, 1994, respectively, compared to the same periods in 1993. These decreases are primarily due to decreases in pretax income partially offset by a reduction in the amortization of deferred investment tax credits. The third quarter decrease is also due to a one-time adjustment made in the third quarter of 1993.


CAPITAL RESOURCES AND LIQUIDITY

The Company's primary source of funds during the first nine months of 1994 was cash flow from operating activities of $137.6 million compared to $334.1 million for the same period in 1993. The year-to-year decrease in cash from operations is primarily the result of tax payments of $170.7 million in the first quarter of 1994 related to the disposition of properties sold in late 1993.

The Company's capital expenditures during the first nine months of 1994 were $193.4 million compared to $211.5 million during the same period in 1993, reflecting the Company's continued growth in access lines, modernization of facilities and introduction of new products and services. The Company's anticipated construction costs for 1994 are approximately $272 million.










                                4
                     GTE SOUTH INCORPORATED

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS (CONTINUED)


Cash provided from financing activities was $47.5 million in 1994 compared to cash used in financing activities of $117.8 million in 1993. During the first nine months of 1994, the Company received $328.3 million due to the collection of an affiliate note receivable and made dividend payments of $363.4 million to its parent. Dividends of $96.4 million were paid during the first nine months of 1993. In August 1994, the Company issued $150 million of 7 1/4% Debentures, Series B, due 2002 for the purpose of financing the Company's construction program.

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


OTHER MATTERS

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations" ("FAS 71"). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators. In the event that recoverability of these costs becomes unlikely or uncertain, whether resulting from actual or anticipated increases in competition or specific regulatory, legislative or judicial actions, continued application of FAS 71 would no longer be appropriate. If the Company no longer qualifies for the provisions of FAS 71, the financial effects of the required accounting change (which would be non-cash) could be material.


















                                5
                     GTE SOUTH INCORPORATED

                    CONDENSED BALANCE SHEETS

                             ASSETS


                                          September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT ASSETS:
 Cash                                    $    12,985 $    17,810
 Receivables, less allowances of
    $7,302 and $11,334, respectively         255,158     266,402
 Note receivable from affiliate                   --     328,328
 Materials and supplies, at average cost      21,264      23,278
 Deferred income tax benefits                 58,973      47,935
 Prepayments and other                        24,707      19,309
    Total current assets                     373,087     703,062






PROPERTY, PLANT AND EQUIPMENT:
 Original cost                             3,772,001   3,736,745
 Accumulated depreciation                 (1,398,933)
(1,357,706)
    Net property, plant and equipment      2,373,068   2,379,039






OTHER ASSETS                                 104,032      92,541







    TOTAL ASSETS                         $ 2,850,187 $ 3,174,642








 See Notes to Condensed Financial Statements.



                                6
                     GTE SOUTH INCORPORATED

                    CONDENSED BALANCE SHEETS

              LIABILITIES AND SHAREHOLDERS' EQUITY


                                          September 30,
December 31,
                                             1994       1993
                                           (Thousands of Dollars)

CURRENT LIABILITIES:
 Short-term debt, including current maturities    $   198,838  $
150,823
 Accounts payable                            110,948     126,473
 Accrued taxes                                50,137     195,871
 Accrued payroll and vacations                26,648      33,661
 Accrued dividends                            25,309     219,920
 Accrued interest                             13,971       3,612
 Accrued restructuring costs and other       185,481     198,209
   Total current liabilities                 611,332     928,569


LONG-TERM DEBT                               598,952     563,480


DEFERRED CREDITS AND RESERVES, primarily
 deferred income taxes, investment tax
 credits and restructuring costs             644,850     609,048



PREFERRED STOCK, subject to
 mandatory redemption                          3,035       3,225



SHAREHOLDERS' EQUITY:
 Preferred stock                                 412         412
 Common stock                                525,000     525,000
 Other capital                                58,308      58,308
 Reinvested earnings                         408,298     486,600
   Total shareholders' equity                992,018   1,070,320




   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 2,850,187  $
3,174,642






 See Notes to Condensed Financial Statements.



                                7
                     GTE SOUTH INCORPORATED

               CONDENSED STATEMENTS OF CASH FLOWS



                                              Nine Months Ended
                                                September 30,
                                            1994        1993
                                           (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                              $    90,513 $   138,381
 Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization           197,692     222,336
     Deferred income taxes and investment
       tax credits                           (29,517)
(13,938)
     Provision for uncollectible accounts              15,123
16,105
     Tax payments on disposition            (170,684)
- --
     Changes in current assets and
       current liabilities                    54,419     (52,454)
     Other - net                             (19,920)
23,662
     Net cash from operating activities      137,626     334,092


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                       (193,406)
(211,509)
 Other - net                                   3,489      (4,136)
     Net cash used in investing activities           (189,917)
(215,645)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term debt issued                       147,679          --
 Long-term debt and preferred stock retired           (72,320)
(87,460)
 Dividends paid to shareholders             (363,426)
(96,356)
 Net change in affiliate notes               276,821      77,805
 Increase (decrease) in short-term debt       58,712     (11,800)
     Net cash provided from (used in)
        financing activities                  47,466    (117,811)


 Increase (decrease) in cash                  (4,825)
636

 Cash at beginning of period                  17,810       7,408

 Cash at end of period                   $    12,985 $     8,044


 See Notes to Condensed Financial Statements.






                                8
                     GTE SOUTH INCORPORATED

             NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report to Shareholders incorporated by reference in the Annual Report on Form 10-K.

On December 31, 1993, GTE South Incorporated (the "Company") entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a
North  Carolina corporation , Contel of South Carolina,  Inc.,  a
South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the "Contel Subsidiaries"). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the "Merger"). Each of the Contel Subsidiaries is a wholly-owned subsidiary of Contel Corporation, which is itself a wholly-owned subsidiary of GTE Corporation. The Contel Subsidiaries provide communication services in the states of Kentucky, North Carolina, South Carolina and Virginia. The Merger became effective on September 30, 1994 and has been accounted for in a manner consistent with a transfer of entities under common control which is similar to a "pooling of interests." Accordingly, the condensed financial statements include the combined historical results of operations and financial position of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of each period presented and reflect the elimination of intercompany transactions.

Listed below are details of the results of operations of the previously separate enterprises that are included in the current combined net income:

                      For the Nine Months Ended September 30, 1994
                                 (Thousands of Dollars)

                                   Contel   Contel
             GTE South    Contel   North    South    Contel    GTE
South
            (Pre-Merger) Kentucky Carolina Carolina Virginia  (Post-
Merger)

OPERATING REV   $  556,049  $ 42,402 $ 59,082 $  9,732 $  244,300
$   911,565
OPERATING INC      122,137     5,261   16,197    2,994     55,622
202,211
NET  INCOME          54,046       240    7,096    1,623    27,508
90,513







                                9
                     GTE SOUTH INCORPORATED

       NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                      For the Nine Months Ended September 30, 1993
                                 (Thousands of Dollars)

                                   Contel   Contel
             GTE South    Contel   North    South    Contel    GTE
South
            (Pre-Merger) Kentucky Carolina Carolina Virginia  (Post-
Merger)

OPERATING REV   $  732,485  $ 44,718 $ 57,806 $  9,639 $  235,262
$ 1,079,910
OPERATING INC      187,113    17,594   23,204    3,362     66,299
297,572
NET  INCOME          78,110    10,183   12,974    1,916    35,198
138,381

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

The accompanying condensed statements of income include the results of operations, through the date of sale, of the ALLTEL and Citizens repositioned properties. For comparability, the table below includes 1993 pro forma adjustments to remove the operating results of these repositioned properties, to include the operating results of property acquired and to reflect interest savings resulting from applying the proceeds to the repayment of debt, as if the ALLTEL and Citizens transactions occurred as of the beginning of each period presented. Net income and operating income for the nine months ended September 30, 1993 also exclude the one-time charge for enhanced early retirement and voluntary separation programs recorded in the second quarter of 1993.

                           Three Months Ended           Nine Months
Ended
                              September 30,                September
30,
                            1994              1993         1994
1993
                                    (Thousands of Dollars)

OPERATING REVENUES       $  303,374        $  296,762    $  911,565   $
884,443
OPERATING INCOME             62,923            83,251       202,211
260,198
NET INCOME                   26,759            36,176        90,513
131,448






                               10
                     GTE SOUTH INCORPORATED

       NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


(3) On June 28, 1994, the Securities and Exchange Commission declared the Company's registration of $300 million of debentures effective. On August 10, 1994, the Company sold $150 million of 7 1/4% Debentures, Series B, due 2002. The net proceeds from the sale were applied towards the repayment of short-term borrowings incurred for the purpose of financing the Company's construction program.

(4)   Reclassifications of prior year data have been made in  the financial  statements where appropriate to conform  to  the  1994 presentation.











































                               11
                     GTE SOUTH INCORPORATED


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits required by Item 601 of Regulation S-K.

            (27)  Financial Data Schedule.

        (b) The Company filed no reports on Form 8-K during the third quarter of 1994.











































                               12
                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                 GTE SOUTH
INCORPORATED
                                                    (Registrant)






Date:   November 10, 1994             WILLIAM M. EDWARDS, III
                                      WILLIAM M. EDWARDS, III
                                            Controller
                                     (Chief Accounting Officer)































                               13