Form 10-K405
GTE SOUTH INC
filed 1995-03-30
CIK 40878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
/X/  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended         December 31, 1994

                                       or

/ /  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     [No Fee Required]

For the transition period from  to


Commission File Number           2-36292

                            GTE SOUTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          VIRGINIA                                          56-0656680
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


19845 N. U.S. 31, P.O. BOX 407, Westfield, Indiana                      46074
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

Registrant's telephone number, including area code 317-896-6464

Securities registered pursuant to Section 12(b) of the Act:

                                        NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                   WHICH REGISTERED
             NONE


          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                                      YES   X    NO
                                                          -----     -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.   X
                -----

THE COMPANY HAD 21,000,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1995. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

                               TABLE OF CONTENTS


ITEM                                                                               PAGE
                                                                                   ----
PART I

         1.      Business                                                            1

         2.      Properties                                                          5

         3.      Legal Proceedings                                                   5

         4.      Submission of Matters to a Vote of Security Holders                 5

PART II

         5.      Market for the Registrant's Common Equity and Related
                 Shareholder Matters                                                 6

         6.      Selected Financial Data                                             7

         7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                 8

         8.      Financial Statements and Supplementary Data                        15

         9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                36

PART III

         10.     Directors and Executive Officers of the Registrant                 37

         11.     Executive Compensation                                             41

         12.     Security Ownership of Certain Beneficial Owners
                 and Management                                                     48

         13.     Certain Relationships and Related Transactions                     49

PART IV

         14.     Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K                                                        50

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

On December 31, 1993, the Company entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a North Carolina corporation, Contel of South Carolina, Inc., a South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). Each of the Contel Subsidiaries is a wholly-owned subsidiary of Contel Corporation, which is itself a wholly-owned subsidiary of GTE Corporation. The Contel Subsidiaries provide communication services in the states of Kentucky, North Carolina, South Carolina and Virginia. The Merger became effective on September 30, 1994 and has been accounted for in a manner consistent with a transfer of entities under common control which is similar to a "pooling of interests."

The Company provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for industry. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) long distance service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. End user business and residential customers are also charged access charges for access to the facilities of the long distance carrier. The Company also earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers, primarily AT&T Corp. The number of access lines served was 1,639,170 on January 1, 1990 and 1,712,582 on December 31, 1994.

The number of access lines in the states in which the Company operates as of December 31, 1994, was as follows:

                                                                  Access
                       State                                   Lines Served
                  ---------------                              --------------
                  Virginia                                         502,942
                  Kentucky                                         496,491
                  North Carolina                                   345,532
                  South Carolina                                   182,386
                  Alabama                                          145,949
                  Illinois                                          39,282
                                                               -----------

                     Total                                       1,712,582
                                                               ===========

The Company's principal line of business is providing telecommunication services. These services fall into five major classes: local network, network access, long distance, equipment sales and services and other. Revenues from each of these classes over the last three years are as follows:

                                              Years Ended December 31
                                       -------------------------------------
                                         1994          1993         1992
                                       ---------     ---------    ----------
                                               (Thousands of Dollars)
Local Network Services                 $  474,502    $  541,281   $  533,678
% of Total Revenues                            39%           38%          38%

Network Access Services                $  481,555    $  599,776   $  588,844
% of Total Revenues                            39%           42%          42%

Long Distance Services                 $  125,814    $   82,889   $   99,024
% of Total Revenues                            10%            6%           7%

Equipment Sales and Services           $   81,550    $   95,951   $   96,241
% of Total Revenues                             7%            7%           7%

Other                                  $   57,997    $   99,523   $   84,501
% of Total Revenues                             5%            7%           6%

At December 31, 1994, the Company had 5,374 employees. The Company has written agreements with the Communications Workers of America (CWA) and International Brotherhood of Electrical Workers (IBEW). In 1994, agreements were reached on three contracts with the CWA and one contract with the IBEW. During 1995, one contract with the CWA and one contract with the IBEW will expire.

  TELEPHONE COMPETITION AND REGULATORY DEVELOPMENTS

The Company holds franchises, licenses and permits adequate for the conduct of its business in the territories which it serves.

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia as to its current intrastate business operations and by the Federal Communications Commission (FCC) as to its interstate business operations. Prior to the sale of properties described above, the state regulatory commissions in Georgia,

Tennessee and West Virginia also regulated the Company's intrastate operations. Information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies can be found in Note 13 of the Company's financial statements included in Item 8.

During 1994, the Company began implementation of a three-year $163 million re-engineering plan. In the initial year of the plan, $35 million was expended to implement this program. These expenditures were primarily associated with the consolidation of certain customer service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. The overall re-engineering plan remains on schedule and is expected to be completed by the end of 1996. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communication Services (PCS). PCS will compete with the Company's traditional wireline services.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Raleigh/Durham, North Carolina, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high- capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network.
These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has continued. Various forms of alternative regulation have been adopted, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for the pricing flexibility necessary to address competitive entry into the markets the Company serves.

Many states are currently investigating whether to authorize local and toll competition. Several have concluded that competition is in the public interest and five states, including Kentucky, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle intraLATA toll calls. GTE is challenging these orders primarily based on the lack of equality since the Company is prohibited from providing interLATA toll service.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the Company may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. The Company may, within certain ranges, price individual services above or below the overall cap.

Under its price cap regulatory plan, the FCC also adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering prospective prices.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs to permit competitors to connect directly to LEC central offices and the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

The GTE Consent Decree, which was issued in connection with the 1983 acquisition of GTE Sprint and GTE Spacenet (both since divested), prohibits GTE's domestic telephone operating subsidiaries from providing long distance service beyond the boundaries of the LATA. This prohibition restricts the Company's direct provision of long distance service to relatively short distances. The degree of competition allowed in the intraLATA market is subject to state regulation. However, regulatory constraints on intraLATA competition are gradually being relaxed.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.


ITEM 2.  PROPERTIES

The Company's property consists of network facilities (84%), company facilities (11%), customer premises equipment (1%) and other (4%). From January 1, 1990 to December 31, 1994, the Company made gross property additions of $1.6 billion and property retirements of $0.9 billion. Substantially all of the Company's property is subject to liens securing long-term debt. In the opinion of management, the Company's telephone plant is substantially in good repair.


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


TRANSFER AGENT AND REGISTRAR
The Transfer Agent and Registrar for GTE South's common stock and preferred stock is the First National Bank of Boston.

GTE Corporation
C/O Bank of Boston
P.O. Box 9191
Boston, MA 02205-9191


10-K REPORT
A copy of the 1994 annual report on Form 10-K filed with the Securities and Exchange Commission may be obtained by writing to:

GTE Telephone Operations
External Reporting
P.O. Box 407, MC:  INAAACG
Westfield, IN  46074
(317) 896-6464


PARENT COMPANY ANNUAL REPORT
A copy of the 1994 annual report of our parent company may be obtained by writing to:

GTE Corporation
Corporate Secretary's Office
One Stamford Forum
Stamford, CT  06904

ITEM 6.  SELECTED FINANCIAL DATA (NOTE 3)

                             GTE South Incorporated

                                                       For the years ended December 31,
                                        ------------------------------------------------------------------
                                           1994           1993(b)(c)  1992           1991          1990
                                        ------------------------------------------------------------------
                                                             (Thousands of Dollars)
SELECTED INCOME STATEMENT ITEMS (a)
---------------------------------------

Operating revenues                      $1,221,418     $1,419,420  $1,402,288     $1,387,698    $1,358,056
Operating expenses                         947,541      1,203,800     997,247      1,056,370     1,021,298
                                        ------------------------------------------------------------------

Net operating income                       273,877        215,620     405,041        331,328       336,758
Interest expense                            60,038         92,822      93,731         94,642        94,081
Gain on disposition of assets                   --        (63,112)         --             --            --
Other - net                                  7,344            463       7,351         (2,889)       (1,902)
Income tax provision                        77,308         85,712     108,869         76,718        76,395
                                        ------------------------------------------------------------------
Net income                              $  129,187     $   99,735  $  195,090     $  162,857    $  168,184
                                        ==================================================================

Dividends declared on common stock      $  168,660     $  341,998  $  119,500     $  127,367    $  106,691
Dividends declared on preferred
  stock                                        171            177         186            197           199


----------------------------------------------------------------------------------------------------------
                                                             As of December 31,
                                        ------------------------------------------------------------------
                                           1994           1993(b)        1992        1991          1990
                                        ------------------------------------------------------------------
                                                             (Thousands of Dollars)
SELECTED BALANCE SHEET ITEMS
---------------------------------

Investment in property, plant
  and equipment - net                   $2,402,927     $2,379,039  $2,895,282     $2,811,400    $2,747,225
Total assets                             2,762,128      3,174,642   3,293,635      3,147,550     3,035,396
Long-term debt and preferred stock,
  subject to mandatory redemption          597,213        566,705     999,848        970,320       938,237
Common stock, reinvested
  earnings and other capital             1,030,266      1,069,908   1,312,348      1,236,930     1,201,627



----------------------------------------------------------------------------------------------------------
                                                             As of December 31,
                                        ------------------------------------------------------------------
                                           1994           1993(b)        1992        1991          1990
                                        ------------------------------------------------------------------
SELECTED STATISTICS
----------------------

Access lines                             1,712,582      1,614,170   1,822,224      1,734,791     1,678,900
Access line gain (loss)                     98,412       (208,054)     87,433         55,891        39,730
Net investment in property, plant
  and equipment per access line         $    1,403     $    1,474  $    1,589     $    1,621    $    1,636
Number of employees                          5,374          6,202       7,954          8,273         9,027
Access lines per employee                      319            260         229            210           186
Capital expenditures (thousands)        $  287,479     $  287,634  $  347,522     $  341,155    $  356,339
----------------------------------------------------------------------------------------------------------

(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.
(b) In 1993, the Company sold 329,000 net access lines through property repositioning.
(c) Net operating income in 1993 includes a $163.0 million pretax charge for restructuring costs which reduced net income by $100.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OPERATIONS

GTE South Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), currently provides local exchange, access and long distance services in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. Prior to the sale of properties described in Note 4, the Company also provided these services in Georgia, Tennessee and West Virginia.

On December 31, 1993, the Company entered into an Agreement of Merger with Contel of Kentucky, Inc., Contel of North Carolina, Inc., Contel of South Carolina, Inc. and Contel of Virginia, Inc. (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). Each of the Contel Subsidiaries is a wholly-owned subsidiary of Contel Corporation, which is itself a wholly-owned subsidiary of GTE Corporation. The Contel Subsidiaries provided communication services in the states of Kentucky, North Carolina, South Carolina and Virginia. The Merger became effective on September 30, 1994 and has been accounted for in a manner consistent with a transfer of entities under common control which is similar to a "pooling of interests." Accordingly, the condensed financial statements include the combined historical results of operations and financial position of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of each period presented and reflect the elimination of intercompany transactions.

RESULTS OF OPERATIONS

Net income was $129 million for the year ended December 31, 1994 as compared to $100 million for the same period in 1993. Net income for 1993 includes the gain from the sale and results of non-strategic properties sold in the fourth quarter of 1993, a one- time after-tax charge of $8 million for enhanced early retirement and voluntary separation programs and the one-time restructuring charge of $100 million, net of tax. Excluding these special items, net income decreased 24% or $41 million in 1994 and decreased 2% or $3 million in 1993. The 1994 decrease is primarily due to increased operating expenses, partially offset by increased operating revenues and decreased interest costs. The 1993 decrease reflects the impact of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective January 1, 1993 partially offset by higher operating revenues.

  OPERATING REVENUES

Local network service revenues are comprised mainly of fees charged to customers for providing local exchange service. Local network service revenues were $475 million and $541 million for 1994 and 1993, respectively. Excluding revenues from the repositioned properties, the local network service revenues increased 4% or $20 million and 4% or $17 million in 1994 and 1993, respectively. The 1994 increase is due to customer growth experienced through a 6% gain in access lines and increased revenues from CentraNet(R) services, custom calling and other enhanced features. The 1993 increase was primarily due to increased revenues from CentraNet(R) services, custom calling and other enhanced services.

Network access service revenues are fees charged to interexchange carriers that use the local telecommunication network to provide long-distance services to their customers. In addition, end users pay access fees to connect to the local network to obtain long- distance service. Network access service revenues were $482 million and $600 million for 1994 and 1993, respectively. Excluding revenues from the repositioned properties, network access service revenues decreased 1% or $3 million in 1994 and increased 6% or $26 million in 1993. The 1994 decrease is primarily due to the Company's transition to Originating Responsibility Plans (ORP). The Company adopted ORP for intraLATA revenue settlements in North Carolina and South Carolina, effective January 1, 1994, and in Kentucky, effective March 1, 1994. The negative impact on access revenues is partially offset by increases in toll revenue and transitional support payments received by the Company for a portion of the net revenue loss between ORP and the previous pooling arrangements. The support payments will phase out over the next few years. The 1994 decrease is also due to the final phase out of transitional support payments received from the National Exchange Carrier Association (NECA). As of April 1, 1993, the Company no longer receives transitional support funds and has begun making long-term support payments to NECA as required by the Federal Communications Commission. The decrease is partially offset by a 10% increase in minutes of use. The 1993 increase was primarily due to increased minutes of use and a change to an access based pooling arrangement in North Carolina, partially offset by voluntary reductions in interstate rates in a ongoing effort to price services more competitively.

The Company's revenues for long distance services are provided from customer billings as well as settlement arrangements with various telephone companies. Long distance service revenues were $126 million and $83 million in 1994 and 1993, respectively. Excluding revenues from the repositioned properties, long distance service revenues increased 82% or $56 million in 1994 and decreased 27% or $26 million in 1993. The 1994 increase is primarily due to the transition to ORP from the access based plans as discussed above. The 1993 decrease reflected the changes in pooling arrangements mentioned earlier.

Equipment sales and services revenues are $82 million and $96 million for 1994 and 1993, respectively. Excluding revenues from the repositioned properties, equipment sales and services revenues were comparable in 1994 and decreased 2% or $2 million in 1993. The 1993 decrease was due primarily to a decline in sales and maintenance agreements associated with large PBX systems, partially offset by higher sales of single-line telephones.

Other operating revenues are $58 million and $100 million for 1994 and 1993, respectively. Excluding revenues from the repositioned properties, other operating revenues decreased 34% or $28 million in 1994 and increased 27% or $18 million in 1993. The 1994 decrease is primarily due to lower billing and collection revenues and rent revenues. Also contributing to the decrease are increased provisions for uncollectible accounts. The 1993 increase was primarily due to the change in pooling arrangements mentioned above.

  OPERATING EXPENSES

Cost of sales and services is $297 million and $312 million for 1994 and 1993, respectively. Excluding expenses from the repositioned properties, cost of sales and services increased 16% or $39 million and 4% or $9 million in 1994 and 1993, respectively. The 1994 increase is primarily due to the payment of access charges under the ORP, as mentioned above, to other local exchange carriers for intralata toll calls that are originated by the Company and terminated by another local exchange carrier. The 1993 increase reflected costs associated with the adoption of SFAS No. 106 effective January 1, 1993, partially offset by lower software right-to-use fees.

Depreciation and amortization expense is $263 million and $292 million for 1994 and 1993, respectively. Excluding expenses from the repositioned properties, depreciation and amortization costs increased 11% or $26 million and 5% or $11 million in 1994 and 1993, respectively. The 1994 increase is primarily due to higher depreciation costs associated with increased plant balances of central office equipment and cable/wire facilities. The 1993 increase was primarily due to a rate order increase received from the South Carolina commission, partially offset by lower plant balances due to retirement of central office and computer equipment.

Marketing, selling, general and administrative expenses are $388 million and $437 million for 1994 and 1993, respectively. Excluding expenses from the repositioned properties and the one-time charge for the enhanced early retirement and voluntary separation programs, these expenses increased 13% or $45 million and 3% or $10 million in 1994 and 1993, respectively. The 1994 increase is primarily due to increased billing and collection costs, increased access payment expenses associated with the transition to ORP, increased data processing costs and increased costs related to the resolution of certain settlement activities. The 1993 increase reflected costs associated with the adoption of SFAS No. 106 and expenses related to the recording of reserves for credit card billings.

  OTHER DEDUCTIONS

Interest costs are $60 million and $93 million for 1994 and 1993, respectively. Interest expense decreased 35% or $33 million for 1994 and remained relatively unchanged from 1992 to 1993. The 1994 decrease is primarily attributable to lower long-term debt levels. During November and December 1993, the Company called $394 million of high-coupon first mortgage bonds with proceeds from the sale of non-strategic properties. This decrease was partially offset by increases in interest rates on short-term debt.

Other net expenses are $7 million and less than $1 million for 1994 and 1993, respectively. Other net expenses increased $7 million for 1994 and decreased $7 million for 1993. The 1994 increase and 1993 decrease are primarily attributable to fees associated with the early retirement of debt and costs related to the repositioning of properties.

Income tax expense was $77 million and $86 million for 1994 and 1993, respectively. This reflects a decrease of 10% or $9 million for 1994 and 21% or $23 million for 1993. The 1994 decrease is related primarily to the sale and exchange of repositioned properties mentioned above partially offset by the increase in pretax income. The 1993 decrease was primarily due to decreases in pretax income partially offset by higher tax expense associated with the sale and exchange of repositioned properties.

CAPITAL RESOURCES AND LIQUIDITY

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

The Company's primary source of funds during 1994 was cash flow from operations of $286 million compared to $497 million for the same period in 1993. The year-to-year decrease in cash from operations is primarily the result of tax payments of $171 million in the first quarter of 1994 related to the disposition of properties sold in late 1993, a decrease in the results from operations and changes in the timing of the collection of receivables and the payment of payables and prepayments.

Capital expenditures represent a significant use of funds during 1994 and 1993 reflecting the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services. The Company's capital expenditures during 1994 were $287 million compared to $288 million during the same period in 1993. In 1995, capital expenditures are expected to increase slightly from the 1994 level.

Cash used in financing activities was $10 million in 1994 compared to $842 million in 1993. This included the retirement of $127 million of long-term debt in 1994 compared to $388 million in 1993. The Company received $328 million in 1994 from the collection of an affiliate note receivable. The Company made dividend payments of $388 million in 1994 compared to $143 million in 1993. In August 1994, the Company issued $150 million of 7.25% Debentures, Series B, due 2002 for the purpose of financing the Company's construction program.

REGULATORY AND COMPETITIVE TRENDS

  REGULATORY DEVELOPMENTS

Fundamental changes continue to significantly impact the telecommunications industry. During 1994, telecommunications legislation that would have changed the way the industry does business passed the House of Representatives, but was subsequently withdrawn from consideration. Telecommunications legislation has been introduced again in 1995.

Federal and state regulatory activity directed toward changing the traditional cost-based rate of return regulatory framework for intrastate and interstate telephone services has also continued. Regulatory authorities have adopted various alternative forms of regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the markets the Company serves.

During 1992-1994, the FCC took a number of steps to increase competition for local exchange carrier (LEC) access services. These steps, known as Expanded Interconnection requirements, allow competing communications carriers to interconnect to the local exchange network for the purpose of providing switched access transport services and private line services. Expanded Interconnection requires LECs, including the Company, to permit competitors to connect directly to LEC central offices, and to connect to the LEC network under negotiated terms and conditions. Competitors are thereby able to compete more effectively than previously to replace LEC services between large users and interexchange carriers (IXCs), or between large users and the LEC switch. The FCC accompanied its Expanded Interconnection mandate with a slight relaxation of the rigid pricing rules that govern how LECs price their access services. In 1994, the FCC also reaffirmed the switched access rate structure changes adopted in 1993 that allow LECs to better reflect the actual cost characteristics of transport services and improve the LEC's ability to compete with alternative access providers.

Further information regarding the Company's activities with the various regulatory agencies is discussed in Note 13 of the Company's financial statements included in Item 8.

  COMPETITION

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. Today, the Company is subject to competition from numerous sources, including competitive access providers for network access services, specialized communications companies that have constructed new systems in certain markets to bypass the local exchange network and cellular telephone companies. Competition from IXCs, wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

In late 1994, the FCC began to auction new licenses for radio spectrum in 51 major markets and 492 basic trading areas across the United States to encourage the development of a new generation of wireless voice, data and messaging services which are generally referred to as broadband Personal Communications Services (PCS). PCS will compete with the Company's traditional wireline services.

The Company supports greater competition in telecommunications provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

  INITIATIVES

The increasingly competitive environment provides the Company with both challenges and opportunities. In order to respond aggressively to these competitive developments and benefit from the new opportunities, the Company has embarked on a series of initiatives.

One such initiative involves the implementation of the Company's $163 million re-engineering plan. During 1994, the initial year of the three-year plan, $35 million was expended as significant progress was made in implementing this program. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with employee reductions and incremental expenditures to redesign and streamline systems and processes. During 1995, the level of re-engineering activities and related expenditures are expected to accelerate as pilot programs are rolled out and other major initiatives are completed. Continued implementation of this program will position the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

In 1992, the FCC issued a "video dialtone" ruling that allows telephone companies to transmit video signals over their networks. The FCC also recommended that Congress amend the Cable Act of 1984 to permit telephone companies to supply video programming in their service areas. On January 13, 1995, the United States District Court for the Eastern District of Virginia issued an injunction declaring that GTE has the right to provide video programming to its in-franchise customers. The court's decision means that GTE is now permitted to offer video programming over its own video dialtone networks, as well as to compete as a franchised cable operator in the Company's telephone territories.

During 1994, GTE unveiled its World Class Network in eight key markets, including Raleigh/Durham, North Carolina, to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high- capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network.
These SONET rings are an integral part of the high-speed information network that enables GTE to provide advanced services such as high-speed data transmission and video conferencing.

These and other actions to eliminate the existing legal and regulatory barriers, together with rapid advances in technology, are facilitating a convergence of the computer, media and telecommunications industries. In addition to allowing new forms of competition, these developments are also creating new opportunities to develop interactive communications networks. The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS No 71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         STATEMENTS OF INCOME (Note 3)
                            GTE South Incorporated

Years ended December 31                     1994               1993               1992
-----------------------                  ----------         ----------         ----------
                                                       (Thousands of Dollars)
OPERATING REVENUES (a):
   Local network services                $  474,502         $  541,281         $  533,678
   Network access services                  481,555            599,776            588,844
   Long distance services                   125,814             82,889             99,024
   Equipment sales and services              81,550             95,951             96,241
   Other                                     57,997             99,523             84,501
                                         ----------         ----------         ----------
                                          1,221,418          1,419,420          1,402,288
                                         ----------         ----------         ----------
OPERATING EXPENSES (b):
   Cost of sales and services               297,124            311,932            307,727
   Depreciation and amortization            262,877            291,767            284,608
   Marketing, selling, general and
     administrative                         387,540            437,108            404,912
   Restructuring costs                           --            162,993                 --
                                         ----------         ----------         ----------
                                            947,541          1,203,800            997,247
                                         ----------         ----------         ----------
NET OPERATING INCOME                        273,877            215,620            405,041
                                         ----------         ----------         ----------
OTHER (INCOME) DEDUCTIONS:
   Interest expense                          60,038             92,822             93,731
   Gain on disposition of assets                 --            (63,112)                --
   Other - net                                7,344                463              7,351
                                         ----------         ----------         ----------
INCOME BEFORE INCOME TAXES                  206,495            185,447            303,959
                                         ----------         ----------         ----------
INCOME TAX PROVISION                         77,308             85,712            108,869
                                         ----------         ----------         ----------
NET INCOME                               $  129,187         $   99,735         $  195,090
                                         ==========         ==========         ==========

(a) Includes billings to affiliates of $39,883, $31,558 and $34,600 for the years 1994-1992, respectively.

(b) Includes billings from affiliates of $55,823, $78,212 and $81,505 for the years 1994-1992, respectively.


                       STATEMENTS OF REINVESTED EARNINGS


Years ended December 31                           1994               1993               1992
-----------------------                        ----------         ----------         ----------
                                                             (Thousands of Dollars)
BALANCE AT BEGINNING OF YEAR                   $  486,600         $  729,040         $  653,636
ADD -
  Net income                                      129,187             99,735            195,090
DEDUCT -
  Cash dividends declared on common stock         168,660            341,998            119,500
  Cash dividends declared on
    preferred stock                                   171                177                186
                                               ----------         ----------         ----------
BALANCE AT END OF YEAR                         $  446,956         $  486,600         $  729,040
                                               ==========         ==========         ==========

See Notes to Financial Statements.

                            BALANCE SHEETS (Note 3)
                             GTE South Incorporated

December 31                                                                 1994                  1993
-----------                                                             -----------           ---------------
                                                                              (Thousands of Dollars)
ASSETS

CURRENT ASSETS:
   Cash                                                                 $     6,549           $    17,810
   Accounts receivable
     Customers (including unbilled revenues)                                198,654               181,219
     Affiliated companies                                                     6,401                22,873
     Other                                                                   40,230                73,644
     Allowance for uncollectible accounts                                   (24,090)              (11,334)
   Note receivable from affiliate                                                --               328,328
   Materials and supplies                                                    14,461                23,278
   Deferred income tax benefits                                              26,896                47,935
   Prepayments and other                                                      7,617                19,309
                                                                        -----------           -----------
                                                                            276,718               703,062
                                                                        -----------           -----------
PROPERTY, PLANT AND EQUIPMENT:
   Original cost                                                          3,821,365             3,736,745
   Accumulated depreciation                                              (1,418,438)           (1,357,706)
                                                                        -----------           -----------
                                                                          2,402,927             2,379,039
                                                                        -----------           -----------
OTHER ASSETS                                                                 82,483                92,541
                                                                        -----------           -----------
TOTAL ASSETS                                                            $ 2,762,128           $ 3,174,642
                                                                        ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term debt                                                      $   108,800           $    79,647
   Current maturities of long-term debt                                      62,222                71,176
   Accounts payable                                                          65,382                78,240
   Affiliate payables and accruals                                           32,150                48,233
   Advanced billings and customer deposits                                   27,022                29,103
   Accrued taxes                                                             53,351               195,871
   Accrued interest                                                          12,286                 3,612
   Accrued payroll and vacations                                             30,357                33,661
   Accrued dividends                                                            290               219,920
   Accrued restructuring costs and other                                    143,100               169,106
                                                                        -----------           -----------
                                                                            534,960               928,569
                                                                        -----------           -----------
LONG-TERM DEBT                                                              594,187               563,480
                                                                        -----------           -----------
DEFERRED CREDITS:
   Deferred income taxes                                                    370,217               389,177
   Employee benefit obligations                                             109,609                90,627
   Restructuring costs and other                                            119,451               129,244
                                                                        -----------           -----------
                                                                            599,277               609,048
                                                                        -----------           -----------
PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION                              3,026                 3,225
                                                                        -----------           -----------
SHAREHOLDERS' EQUITY:
   Preferred stock                                                              412                   412
   Common stock (21,000,000 shares outstanding)                             525,000               525,000
   Other capital                                                             58,310                58,308
   Reinvested earnings                                                      446,956               486,600
                                                                        -----------           -----------
                                                                          1,030,678             1,070,320
                                                                        -----------           -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 2,762,128           $ 3,174,642
                                                                        ===========           ===========

See Notes to Financial Statements.

                       STATEMENTS OF CASH FLOWS (Note 3)
                             GTE South Incorporated



Years ended December 31                                          1994               1993               1992
-----------------------                                       ----------         ----------         ----------
                                                                           (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  129,187         $   99,735         $  195,090
   Adjustments to reconcile net income
   to net cash from operating activities:
     Depreciation and amortization                               262,877            291,767            284,608
     Restructuring costs                                              --            162,993                 --
     Deferred income taxes and investment
       tax credits                                               (24,845)          (178,197)            19,595
     Provision for uncollectible accounts                         31,364             20,302             23,500
     Tax payments on disposition                                (170,684)                --                 --
     Gain on disposition of assets,
       net of tax                                                     --            (36,171)                --
     Change in current assets and current
       liabilities                                                 7,041             30,782            (67,675)
     Other - net                                                  51,162            105,949            (25,138)
                                                              ----------         ----------         ----------
     Net cash from operating activities                          286,102            497,160            429,980
                                                              ----------         ----------         ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (287,479)          (287,634)          (347,522)
   Acquisition of assets                                              --            (42,919)                --
   Proceeds from sale of assets                                       --            806,683                 --
   Other - net                                                       375           (120,536)            (2,130)
                                                              ----------         ----------         ----------
     Net cash provided from (used in)
     investing activities                                       (287,104)           355,594           (349,652)
                                                              ----------         ----------         ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term debt issued                                         147,679                 --             74,190
   Long-term debt and preferred stock
     retired                                                    (126,958)          (387,521)           (47,911)
   Dividends paid to shareholders                               (388,461)          (142,736)          (121,222)
   Net change in affiliate notes                                 328,328           (319,595)            51,011
   Increase (decrease) in short-term debt                         29,153              7,500            (50,450)
                                                              ----------         ----------         ----------
     Net cash used in financing activities                       (10,259)          (842,352)           (94,382)
                                                              ----------         ----------         ----------


INCREASE (DECREASE) IN CASH                                      (11,261)            10,402            (14,054)


CASH:
   Beginning of year                                              17,810              7,408             21,462
                                                              ----------         ----------         ----------
   End of year                                                $    6,549         $   17,810         $    7,408
                                                              ==========         ==========         ==========

See Notes to Financial Statements.

                         NOTES TO FINANCIAL STATEMENTS
                             GTE South Incorporated


                 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

GTE South Incorporated (the Company) is a wholly-owned subsidiary of GTE Corporation (GTE).

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies supply construction and maintenance equipment and supplies to the Company. These purchases amounted to $73.1 million, $120.9 million and $117.3 million for the years 1994-1992, respectively. Such purchases are recorded in the accounts of the Company at cost which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $55.8 million, $78.2 million and $81.5 million for the years 1994-1992, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company has an agreement with GTE Directories Corporation ("Directories") (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $39.9 million, $31.6 million and $34.6 million for the years 1994-1992, respectively.

TELEPHONE PLANT

Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales of property where profit or loss is recognized.

The Company provides for depreciation on telephone plant on a straight-line basis over asset lives approved by regulators. Depreciation is based upon rates prescribed by the Federal Communications Commission (FCC) and the state regulatory commissions. The provisions for depreciation and amortization were equivalent to composite annual rates of 7.1%, 7.4% and 6.9% for the years 1994-1992, respectively.

REGULATORY ACCOUNTING

The Company follows the accounting prescribed by the Uniform System of Accounts of the FCC and the regulatory commissions in each of the Company's operating jurisdictions and Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators. It also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company annually reviews the continued applicability of SFAS No. 71 based upon the current regulatory and competitive environment.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local exchange networks or facilities. For other products and services, revenue is recognized when services are rendered or products are delivered to customers.

MATERIALS AND SUPPLIES

Materials and supplies are stated at the lower of cost (average cost) or market value.

EMPLOYEE BENEFIT PLANS

Effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new standard requires that the expected costs of these benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of SFAS No. 106, the cost of these benefits was charged to expense as paid.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993. SFAS No. 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

Income tax expense is based on reported earnings before income taxes. Deferred income taxes are established for all temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and for tax purposes.

As further explained in Note 9, during the fourth quarter of 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," retroactive to January 1, 1992. SFAS No. 109 changed the method by which companies account for income taxes. Among other things, the Statement requires that deferred tax balances be adjusted to reflect new tax rates when they are enacted into law. The impact of this change in accounting on the Company's results of operations was immaterial.

Investment tax credits were repealed by the Tax Reform Act of 1986 (the Act). Those credits claimed prior to the Act were deferred and are being amortized over the lives of the properties giving rise to the credits.

FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1994, the estimated fair value of long-term debt based on either quoted market prices or an option pricing model was lower than the carrying value by approximately $16 million. The estimated fair value of long-term debt as of December 31, 1993 exceeded the carrying value by approximately $27 million.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

PRIOR YEARS' FINANCIAL STATEMENTS

Reclassifications of prior year data have been made in the financial statements to conform to the 1994 presentation.


                            2.  RESTRUCTURING COSTS

Results for 1993 included a one-time pretax restructuring charge of $163.0 million, which reduced net income by $100.4 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The re-engineering plan included $65.2 million to upgrade or replace existing customer service and administrative systems and enhance network software, $73.8 million for employee separation benefits associated with workforce reductions and $20.0 million primarily for the consolidation of facilities and operations and other related costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. During 1994, expenditures of $35.0 million were made in connection with the implementation of the re-engineering plan. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate in 1995.

During 1993, the Company offered various voluntary separation programs to its employees. The programs resulted in a pretax charge of $12.4 million which reduced net income by $7.8 million.


                            3.  LEGAL ENTITY MERGER

On December 31, 1993, the Company entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a North Carolina corporation , Contel of South Carolina, Inc., a South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). Each of the Contel Subsidiaries is a wholly-owned subsidiary of Contel Corporation, which is itself a wholly-owned subsidiary of GTE Corporation. The Contel Subsidiaries provide communication services in the states of Kentucky, North Carolina, South Carolina and Virginia. The Merger became effective on September 30, 1994 and has been accounted for in a manner consistent with a transfer of entities under common control which is similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations and financial position of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of each period presented and reflect the elimination of intercompany transactions.

Listed below are details of the results of operations of the previously separate enterprises that are included in the current combined net income:


                                                         Contel    Contel
                                  GTE South    Contel    North     South     Contel      GTE South
                                 (Pre-Merger) Kentucky  Carolina  Carolina  Virginia   (Post-Merger)
                                  ----------  --------  --------  --------  ---------   -----------
                                                     (Thousands of Dollars)
Year Ended December 31, 1993
Operating Rev.                    $  953,297  $ 60,111  $ 80,561  $ 12,598  $ 312,853   $ 1,419,420
Operating Inc.                       132,852    17,157    22,493     2,673     40,445       215,620
Net Income                            61,346     9,094    11,488     1,392     16,415        99,735

Year Ended December 31, 1992

Operating Rev.                    $  974,968  $ 51,264  $ 76,971  $ 12,209  $ 286,876   $ 1,402,288
Operating Inc.                       283,549    17,072    29,596     4,489     70,335       405,041
Net Income                           137,254     8,967    15,995     2,495     30,379       195,090


                           4.  PROPERTY REPOSITIONING

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

The accompanying statements of income include the results of operations, through the date of sale, of the ALLTEL and Citizens repositioned properties. For comparability, the table below includes 1993 and 1992 pro forma adjustments to remove the gain from sale and operating results of these repositioned properties, to include the operating results of properties acquired and to reflect interest savings resulting from applying the proceeds to the repayment of debt, as if the ALLTEL and Citizens transactions occurred as of the beginning of each period presented. Net income and operating income for the year ended December 31, 1993 exclude the one- time charges for restructuring and the enhanced early retirement and voluntary separation programs. Net income for 1993 also excludes after-tax gains of $36,171 related to the ALLTEL and Citizens transactions.

                                               Year Ended
                                               December 31,
                            -------------------------------------------------
                                1994               1993               1992
                            ------------       ------------       -----------
                                          (Thousands of Dollars)
Operating Revenues          $ 1,221,418        $ 1,181,562        $ 1,147,729
Operating Income                273,877            335,238            339,423
Net Income                      129,187            169,768            172,300


                              5.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, consists of 4,119 authorized and outstanding shares of the 5.20%, $100 par value Series, at December 31, 1994 and 1993. Cumulative preferred stock, subject to mandatory redemption, exclusive of amounts held in treasury, is as follows:

December 31                         1994                  1993
-----------                 ------------------      -----------------
                            SHARES                  Shares
                            -------                 -------
AUTHORIZED                  258,314                 258,314
                            -------                 -------

OUTSTANDING                 SHARES     AMOUNT*      Shares    Amount*
                            -------   --------      -------  --------
  $25 Par Value--
   4.64% Series              75,400   $  1,885       79,000  $  1,975
  $50 Par Value--
   5.00% Series              11,035        552       12,428       622
   5.16% Series              11,776        589       12,566       628
                            -------   --------      -------  --------
  Total                      98,211   $  3,026      103,994  $  3,225
                            =======   ========      =======  ========

*Thousands of Dollars

The outstanding preferred stock is redeemable at any time, in whole or in part, on thirty days notice. The 4.64% Series requires the Company to redeem 3,600 shares annually at a price not in excess of $25 per share. The Company purchased 3,600 shares of the 4.64% Series in each of the years from 1992 through 1994.

The Company is also required to redeem each year at not more than $50 per share, a minimum of 1,210 and 790 shares of the 5.00% and 5.16% Series, respectively. During 1994, the Company met this requirement through the purchase of 1,210 and 790 shares of 5.00% and 5.16% Series, respectively. In addition, 200 shares of the 5.00% Series were purchased for treasury stock.

During 1993, the Company purchased 985 and 790 shares of the 5.00% and 5.16% Series, respectively, and fulfilled the remainder of the requirement through treasury stock. During 1992, the Company purchased 1,210 and 790 shares of the 5.00% and 5.16% Series, respectively. In addition, 183 shares of the 5.00% Series were purchased for treasury stock.

The aggregate redemption requirement of preferred stock subject to mandatory redemption is $190,000 in each of the years 1995-1999.

Two hundred shares of 5.00% Series preferred stock were held as treasury shares by the Company at December 31, 1994. No shares of preferred stock were held as treasury shares at December 31, 1993. No shares of preferred stock were reserved for officers or employees, or for options, warrants, conversions or other rights.

The preferred stockholders are entitled to voting rights (on an equal basis with the common shareholder) in the event that dividends in arrears are equal to or exceed the amount of annual dividends. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1994.


                                6.  COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1994, $39.3 million of reinvested earnings was restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Articles of Incorporation.

                               7.  LONG-TERM DEBT

Long-term debt outstanding, exclusive of current maturities, is as follows:

December 31                                    1994                   1993
-----------                                 -----------            -----------
                                                   (Thousands of Dollars)
FIRST MORTGAGE BONDS:
    4.65  % Series,    due 1995             $        --            $     5,000
    9.5   % Series I,  due 1995                      --                    550
    4.65  % Series M,  due 1995                      --                  7,304
    4.8   % Series Q,  due 1995                      --                    630
    9.25  % Series J,  due 1996                      --                    495
   10.25  % Series M,  due 1996                      --                    740
   10     % Series Q,  due 1996                      --                    150
    6 1/4 % Series,    due 1997                   6,500                  6,500
    5.875 % Series K,  due 1997                     740                    750
    8.25  % Series K,  due 1997                      --                    720
    6 3/8 % Series N,  due 1997                   9,352                  9,352
    5.875 % Series EE, due 1997                   1,925                  1,950
    8     % Series II, due 1998                   2,380                  2,590
    8     % Series FF, due 1999                   1,925                  1,950
    8     % Series T,  due 2001                  20,750                 20,750
    8.5   % Series U,  due 2001                   1,204                  1,333
    8.375 % Series GG, due 2001                   1,560                  1,560
    8.625 % Series N,  due 2002                      --                    960
    7 5/8 % Series U,  due 2002                  20,995                 20,995
    8.625 % Series OO, due 2002                   2,800                  3,200
    7 3/4 % Series,    due 2003                  10,886                 10,886
    8     % Series V,  due 2003                   1,870                  2,035
    8.375 % Series JJ, due 2004                   1,850                  2,000
   10.54  % Series VV, due 2008                  22,941                 24,706
    9.875 % Series PP, due 2009                   8,800                  8,900
    8.88  % Series WW, due 2009                  32,941                 35,294
    9     % Series FF, due 2029                 100,000                100,000
    9 3/8 % Series GG, due 2030                 125,000                125,000
                                            -----------            -----------
                                                374,419                396,300
                                            -----------            -----------
DEBENTURES:
    6 1/4 %,           due 1997                  75,000                 75,000
    7.250 %,           due 2002                 150,000                     --
                                            -----------            -----------
                                                225,000                 75,000
                                            -----------            -----------
RURAL UTILITIES SERVICE (RUS):
    2%, through 2009                                 --                  5,397
                                            -----------            -----------
RURAL TELEPHONE BANK (RTB):
    7% to 9.5%, through 2023                         --                 19,977
                                            -----------            -----------
FEDERAL FINANCING BANK (FFB):
   7.391% to 12.201%, through 2022                   --                 30,078
                                            -----------            -----------
UNSECURED NOTES PAYABLE:
    8.25  %,           due 1997                     740                    800
    9.5   %,           due 2010                   2,648                  2,824
                                            -----------            -----------
                                                  3,388                  3,624
                                            -----------            -----------
UNSECURED PROMISSORY NOTE PAYABLE:
    4.4925%,           due 1995                      --                 40,000
                                            -----------            -----------
CAPITALIZED LEASES                                  169                    405
                                            -----------            -----------
   Total principal amount                       602,976                570,781
                                            -----------            -----------
DISCOUNT AND PREMIUM - NET                       (8,789)                (7,301)
                                            -----------            -----------
   Total long-term debt                     $   594,187            $   563,480
                                            ===========            ===========

During 1994, the Company retired all outstanding RUS, RTB and FFB debts, several first mortgage bonds and a promissory note in connection with the legal entity merger discussed in Note 3.

During November and December 1993, the Company called $394 million of high-coupon first mortgage bonds with proceeds from the sale of property in Georgia, Tennessee and West Virginia.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures.

None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company.

Debt discount and premium on the Company's outstanding long-term debt are amortized over the lives of the respective issues.

Maturities, installments and sinking fund requirements for the five-year period from January 1, 1995 are summarized below (in thousands of dollars):


                     1995                         $  62,222
                     1996                             5,688
                     1997                            99,710
                     1998                             7,284
                     1999                             7,112

Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

                              8.  SHORT-TERM DEBT

The Company finances part of its construction program through the use of interim short-term loans, primarily commercial paper, which are generally refinanced at a later date by issues of long-term debt or equity. Information relating to short-term borrowings is as follows:

                                              1994                1993             1992
                                           ---------           ---------        ---------
                                                       (Thousands of Dollars)
DURING THE YEAR -
  Commercial paper -
    Maximum month-end balance              $ 122,500           $  34,400        $ 108,600
    Average monthly balance                $  80,172           $  15,115        $  69,908
    Weighted average interest rate              4.30%               3.14%            3.73%

AT DECEMBER 31 -
  Balance outstanding -
    Notes payable to GTE                   $       --          $  55,447        $  60,066
    Average interest rate                          --               3.38%            3.99%
    Commercial paper                       $  108,800          $  24,200        $  16,700
    Average interest rate                       5.90%               3.30%            3.45%

Unused lines of credit of $2.8 billion are available to the Company to support outstanding commercial paper and other short-term financing needs through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.


                                9.  INCOME TAXES

The provision for income taxes is as follows:

                                 1994             1993                 1992
                             ------------      ------------       -------------
                                          (Thousands of Dollars)
CURRENT
  Federal                    $     77,196      $    236,172       $      75,294
  State                            24,957            27,459              13,980
                             ------------      ------------       -------------
    Total                         102,153           263,631              89,274
                             ------------      ------------       -------------
DEFERRED
  Federal                         (19,833)         (153,521)             22,692
  State                               768           (11,237)              7,407
                             ------------      ------------       -------------
    Total                         (19,065)         (164,758)             30,099
                             ------------      ------------       -------------
AMORTIZATION OF DEFERRED
  INVESTMENT TAX CREDITS           (5,780)          (13,161)            (10,504)
                             ------------      ------------       -------------

    Total                    $     77,308      $     85,712       $     108,869
                             ============      ============       =============

The components of deferred income tax provision (benefit) are as follows:

                                    1994             1993             1992
                               -------------    -------------    -------------
                                            (Thousands of Dollars)
Depreciation and
  amortization                 $       2,277    $     (42,818)   $      10,907
Employee benefit obligations         (15,693)         (32,866)          (4,463)
Prepaid pension costs                 11,897            4,087            4,655
Restructuring costs                   10,684          (61,084)              --
Other                                (28,230)         (32,077)          19,000
                               -------------    -------------    -------------
    Total                      $     (19,065)   $    (164,758)   $      30,099
                               =============    =============    =============

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the Statements of Income is as follows:

                                     1994             1993             1992
                                -------------    -------------    -------------
                                             (Thousands of Dollars)
AMOUNTS COMPUTED AT
  STATUTORY RATES               $      72,273    $      64,906    $     103,346
  State income taxes, net
    of federal income tax
    benefits                           16,721           10,544           14,115
  Amortization of deferred
    investment tax credits             (5,780)         (13,161)         (10,504)
  Depreciation of telephone
    plant construction costs,
    previously deducted for
    tax purposes - net                  4,183            5,097            4,455
  Rate differentials applied
    to reversing temporary
    differences                        (2,450)          (3,193)          (4,030)
  Other differences,
    including impact of
    repositioning                      (7,639)          21,519            1,487
                                -------------    -------------    -------------
TOTAL PROVISION                 $      77,308    $      85,712    $     108,869
                                =============    =============    =============

As a result of implementing SFAS No. 109, the Company recorded additional deferred income tax liabilities primarily related to temporary differences which had not previously been recognized in accordance with established rate-making practices. Since the manner in which income taxes are treated for rate-making has not changed, pursuant to SFAS No. 71 a corresponding regulatory asset was also established. In addition, deferred income taxes were adjusted and a regulatory liability established to give effect to the current statutory federal income tax rate and for unamortized investment tax credits. The unamortized regulatory asset and regulatory liability balances at December 31, 1994 amounted to $13.4 million and $30.3 million, respectively, and the unamortized regulatory asset and regulatory liability balances at December 31, 1993 amounted to $19.0 million and $26.7 million, respectively, and are reflected as other assets and other deferred credits in the accompanying Balance Sheets. These amounts are being amortized over the lives of the related depreciable assets concurrent with recovery in rates and in conformance with the provisions of the Internal Revenue Code. The assets and liabilities established in accordance with SFAS No. 71 have been increased for the tax effect of future revenue requirements.

The tax effects of all temporary differences that give rise to the deferred tax liability and deferred tax asset at December 31 are as follows:



                                         1994             1993
                                      ---------        ---------
                                         (Thousands of Dollars)
Depreciation and amortization         $ 407,138        $ 419,046
Employee benefit obligations            (46,823)         (31,130)
Prepaid pension costs                    18,119            6,222
Restructuring costs                     (50,400)         (61,084)
Investment tax credits                   22,075           27,855
Other - net                              (6,788)         (19,667)
                                      ---------        ---------

  Total                               $ 343,321        $ 341,242
                                      =========        =========


                          10.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company has trusteed, noncontributory, defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1994-1992 were as follows (in thousands of dollars):

                                           1994         1993         1992
                                        ---------    ---------    ---------
Benefits earned during the year         $  13,533    $  18,212    $  18,082
Interest cost on projected
  benefit obligations                      32,267       39,602       39,179
Return on plan assets:
  Actual                                      950     (107,568)     (43,794)
  Deferred                                (57,376)      47,581      (12,185)
Other - net                                (9,224)     (11,897)      (9,183)
                                        ---------    ---------    ---------
   Net pension credit                   $ (19,850)   $ (14,070)   $  (7,901)
                                        =========    =========    =========

The expected long-term rate of return on plan assets was 8.5% for 1994 and 8.25% for 1993 and 1992.

The funded status of the plans and the prepaid pension costs at December 31, 1994 and 1993 were as follows (in thousands of dollars):

                                                  1994             1993
                                               ---------        ---------
Plan assets at fair value                      $ 683,151        $ 707,774
Projected benefit obligations                    406,476          439,108
                                               ---------        ---------
Excess of assets over projected benefit
   obligations                                   276,675          268,666
Unrecognized net transition asset                (38,849)         (41,832)
Unrecognized net gain                           (179,659)        (184,668)
                                               ---------        ---------
   Prepaid pension costs                       $  58,167        $  42,166
                                               =========        =========

The projected benefit obligations at December 31, 1994 and 1993 include accumulated benefit obligations of $323.1 million and $329.6 million and vested benefit obligations of $286.1 million and $295.6 million, respectively.

Assumptions used to develop the projected benefit obligations at December 31, 1994 and 1993 were as follows:

                                                      1994             1993
                                                   ---------        ---------
Discount rate                                          8.25%            7.50%
Rate of compensation increase                          5.50%            5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

As described in Note 1, effective January 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1994 and 1993 included the following components (in thousands of dollars):

                                                     1994             1993
                                                  ---------        ---------
Benefits earned during the year                   $   4,811        $   8,089
Interest cost on accumulated postretirement
  benefit obligations                                23,393           25,756
Actual return on plan assets                            381             (701)
Amortization of transition obligation                10,770           15,673
Other-net                                            (4,257)              --
                                                  ---------        ---------
    Postretirement benefit cost                   $  35,098        $  48,817
                                                  =========        =========

During 1992, the cost of postretirement health care and life insurance benefits on a pay-as-you-go basis was $4.4 million.

The following table sets forth the plans' funded status and the accrued obligations as of December 31, 1994 and 1993 (in thousands of dollars):

                                                            1994             1993
                                                         ---------        ---------
Accumulated postretirement benefit obligations
  attributable to:
    Retirees                                             $ 204,109        $ 213,441
    Fully eligible active plan participants                 19,893           18,662
    Other active plan participants                          80,984           82,473
                                                         ---------        ---------
Total accumulated postretirement benefit
  obligations                                              304,986          314,576
Fair value of plan assets                                    9,191            8,900
                                                         ---------        ---------
Excess of accumulated obligations over
  plan assets                                              295,795          305,676
Unrecognized transition obligation                        (189,693)        (205,271)
Unrecognized net gain (loss)                                (2,849)         (22,424)
                                                         ---------        ---------
  Accrued postretirement benefit obligations             $ 103,253        $  77,981
                                                         =========        =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 8.25% at December 31, 1994 and 7.5% at December 31, 1993. The assumed health care cost trend rates in 1994 and 1993 were 12% and 13% for pre-65 participants and 9.0% and 9.5% for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rate for each future year would have increased 1994 costs by $2.9 million and the accumulated postretirement benefit obligations at December 31, 1994 by $29.1 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes, among others, include newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service. The net effect of these changes reduced the accumulated postretirement benefit obligations at December 31, 1993 by $61.4 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $4.0 million, $3.9 million and $4.5 million in 1994-1992, respectively.

                             11.  LEASE COMMITMENTS

The Company has noncancelable leases covering certain buildings, office space and equipment that contain varying renewal options for terms up to 19 years. Rental expense was $18.2 million, $20.7 million and $20.0 million in 1994-1992, respectively. Minimum rental commitments for noncancelable leases through 1999 do not exceed $3.0 million annually and aggregate $0.5 million thereafter.


                       12.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, which is stated at cost, is summarized as follows at December 31:

                                                       1994                1993
                                                    ----------          ----------
                                                         (Thousands of Dollars)
Land                                                $   17,999          $   18,392
Buildings                                              210,416             200,059
Central office equipment                             1,404,144           1,318,429
Outside plant                                        1,840,584           1,797,711
Other                                                  348,222             402,154
                                                    ----------          ----------
  Total property, plant and equipment                3,821,365           3,736,745
  Accumulated depreciation                           1,418,438           1,357,706
                                                     ---------          ----------
  Net property, plant and equipment                 $2,402,927          $2,379,039
                                                    ==========          ==========


                            13.  REGULATORY MATTERS

The Company is subject to regulation by the FCC for its interstate business operations. The state regulatory commissions governing the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia regulate the Company's intrastate operations. Prior to the sale of properties described in
Note 4, the state regulatory commissions in Georgia, Tennessee and West Virginia also regulated the Company's intrastate operations.

INTRASTATE SERVICES

As of December 1994, the Company provides long distance services within designated geographic areas called Local Access and Transport Areas (LATAs) in conformity with state commission orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide service between LATAs. Provisioning of intrastate long distance
services   within  the  Company  during  1994  was accomplished by either (i)
arrangements whereby the Company acts or is a provider of long distance services directly to the customers (Kentucky and Virginia), (ii) receiving access revenues from the primary toll carrier within the LATA (Alabama and Illinois), (iii) participation in an intraLATA compensation plan, called an Originating Responsibility Plan (ORP) (North Carolina, South Carolina and Kentucky). Under this plan, the toll rates billed to end users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company hauling and terminating the call based on that company's approved access charge tariff. Likewise the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff. The Company receives transitional support payments from any revenue loss created by these changes in compensation arrangements under the terms of various industry agreements.

On December 29, 1994, the Kentucky Commission issued an order requiring the implementation of intraLATA 1+ presubscription. This order requires all exchanges within Kentucky to be converted to intraLATA 1+ within a three year period extending from July 1995 to June 1998.

In 1994, the Company received annual intrastate rate reductions in Kentucky totaling $1.6 million. In 1993, the Company received annual intrastate rate reductions in Alabama and Kentucky totaling $0.8 million and $4.3 million, respectively. In 1992, the Company received annual intrastate rate reductions in Alabama and Kentucky totaling $5.6 million and $9.0 million, respectively.

Effective January 1, 1992, the Company entered into an alternative regulatory plan in the state of South Carolina. On August 9, 1993, the South Carolina Supreme Court ruled that the South Carolina Public Service Commission (SCPSC) lacked the authority to establish incentive regulation plans for the local exchange telephone companies in the state. The Company was returned to traditional rate of return regulation, and an earnings investigation ensued. On March 22, 1994, the SCPSC approved a settlement agreement requiring the Company to refund $4.4 million, and to reduce rates prospectively by $4.1 million. This order was effective on May 1, 1994. On May 10, 1994, the South Carolina Legislature approved a bill allowing alternative regulatory plans if certain conditions are met by local exchange telephone companies. At this time, the Company has not filed such a plan.

In September and October 1993, the Company filed applications with the respective state commissions to legally merge the Contel legal entities in Kentucky, North Carolina, South Carolina and Virginia into GTE South. Due to concerns over the earnings of Contel of North Carolina, the Company initiated informal negotiations with the North Carolina Utilities Commission (NCUC) staff. As part of its approval of the merger, on April 18, 1994, the NCUC approved a settlement agreement requiring the Company to reduce rates prospectively by $6.6 million, effective June 1, 1994. As discussed in Note 3, the merger became effective September 30, 1994.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the local exchange carrier (LEC) may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs may, within certain ranges, price individual services above or below the overall cap.

As a safeguard under its price cap regulatory plan, the FCC adopted a productivity sharing feature. Because of this feature, under the minimum productivity-gain option, the Company must share equally with its ratepayers any realized interstate return above 12.25% up to 16.25%, and all returns higher than 16.25%, by temporarily lowering the prospective prices. During 1995, the FCC is scheduled to review the LEC price cap plan to determine whether it should be continued or modified.

In 1992, the Company's rates were voluntarily reduced by $4.9 million effective July 1, 1992 and $8.6 million effective October 2, 1992.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1994-1992 under various arrangements and amounted to $189.2 million, $234.8 million and $237.2 million, respectively.


                    14.  SUPPLEMENTAL CASH FLOW DISCLOSURES

Set forth below is information with respect to changes in current assets and current liabilities, and cash paid for interest and income taxes:



                                                        1994              1993             1992
                                                     ---------          --------         --------
                                                                  (Thousands of Dollars)
(INCREASE) DECREASE IN CURRENT ASSETS:
  Accounts receivable - net                          $  13,843          $(10,227)        $(92,267)
  Materials and supplies                                 8,817             6,111            5,084
  Prepayments and other current assets                  11,692           (11,209)           4,716

INCREASE (DECREASE) IN CURRENT LIABILITIES:
  Accounts payable                                     (12,858)          (50,524)          40,072
  Affiliate payables and accruals                      (16,083)            9,348          (11,561)
  Advanced billings and customer deposits               (2,081)          (10,726)           4,464
  Accrued liabilities                                   35,997            42,167           (1,447)
  Other                                                (32,286)           55,842          (16,736)
                                                     ---------          --------         --------
    Total                                            $   7,041          $ 30,782         $(67,675)
                                                     =========          ========         ========

CASH PAID (REFUNDED) DURING THE YEAR FOR:
  Interest                                           $  50,890          $106,933         $ 92,044
  Income taxes                                         214,397           (20,404)         101,815

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE South Incorporated:

We have audited the accompanying balance sheets of GTE South Incorporated (a Virginia corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1994 and 1993, and the related statements of income, reinvested earnings and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE South Incorporated as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits other than pensions. Also as discussed in Note 1, effective January 1, 1992, the Company changed its method of accounting for income taxes.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule listed under Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
January 25, 1995.

                               MANAGEMENT REPORT


To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report, including the financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

The Company has a system of internal accounting controls which provides management with reasonable assurance that transactions are recorded and executed in accordance with its authorizations, that assets are properly safeguarded and accounted for, and that financial records are maintained so as to permit preparation of financial statements in accordance with generally accepted accounting principles. This system includes written policies and procedures, an organizational structure that segregates duties, and a comprehensive program of periodic audits by the internal auditors. The Company has also instituted policies and guidelines which require employees to maintain the highest level of ethical standards.




JOHN C. APPEL
President




GERALD K. DINSMORE
Senior Vice President-Finance and Planning

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.  IDENTIFICATION OF DIRECTORS

The names, ages and positions of the directors of the Company as of March 27, 1995 are listed below along with their business experience during the past five years.

                            Director
      Name           Age     Since                Business Experience
------------------   ---    --------    ------------------------------------------
Kent B. Foster        51    1994        Vice Chairman of the Board of Directors, GTE Corporation, October 1993;
                                        President, GTE Telephone Operations, 1989; Director, GTE Corporation, 1992;
                                        Director, all GTE domestic telephone subsidiaries, 1993 and/or 1994; Director,
                                        BC Telecom, Inc.; Director, Compania Anonima Nacional Telefonos de Venezuela;
                                        Director, NationsBank of Texas; Director, Dallas Symphony Orchestra.

Richard M. Cahill     56    1994        Vice President - General Counsel, GTE Telephone Operations, 1988; Director, all
                                        GTE domestic telephone subsidiaries, 1993 and/or 1994; former Director, GTE
                                        Vantage Incorporated, 1991.

Gerald K. Dinsmore    45    1992        Senior Vice President - Finance and Planning, GTE Telephone Operations, 1994;
                                        former Vice President - Finance, GTE Telephone Operations, 1993; former Vice
                                        President - Intermediary Customer Markets, GTE Telephone Operations, 1988;
                                        former President of all South Area companies, GTE Telephone Operations, 1992;
                                        Director, GTE Florida Incorporated and GTE South Incorporated, 1992; Director,
                                        all other GTE domestic telephone subsidiaries, 1993 and/or 1994.

                             Director
      Name            Age     Since                 Business Experience
----------------      ---    ---------------------------------------------------------------------------------------------
Michael B. Esstman     48      1994        Executive Vice President - Customer Segments, GTE Telephone Operations, 1994;
                                           former Executive Vice President - Operations, GTE Telephone Operations, 1993;
                                           former President and Director of all Central Area companies, GTE Telephone
                                           Operations, 1991; former President, Contel Eastern Region, Telephone Operations
                                           Sector, 1983; Director, AG Communications Systems; Director, all other GTE domestic telephone subsidiaries, 1993 and/or 1994.

Thomas W. White        48      1994        Executive Vice President - Network Operations, GTE Telephone Operations, 1994;
                                           former Executive Vice President - Telephone Operations, GTE Telephone
                                           Operations, 1993; former Senior Vice President - General Office Staff, GTE
                                           Telephone Operations, 1989; Director, all GTE domestic telephone subsidiaries,
                                           1993 and/or 1994; Director, Quebec - Telephone.

Directors are elected annually. The term of each director expires on the date of the next annual meeting of shareholders, which is to be held on the fourth Thursday in May.

There are no family relationships between any of the directors or executive officers of the Company.

B.  IDENTIFICATION OF EXECUTIVE OFFICERS

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 27, 1995.

                               Year Assumed
                             Present Position
                             -----------------
                                         the
       Name             Age  Telops    Company             Position
--------------------    ---  ------    -------  ----------------------------
Kent B. Foster          51   1989        --     President of GTE Telephone
                                                  Operations
John C. Appel (1)       46   1994      1995     President of the Company and
                                                  Senior Vice President -
                                                  Regional Operations of GTE
                                                  Telephone Operations

                                 Year Assumed
                               Present Position
                              -----------------
                                           the
       Name              Age  Telops     Company             Position
--------------------     ---  ------     -------  -------------------------------
Mary Beth Bardin (2)     40   1994       1995     Vice President - Public Affairs
                                                    of GTE Telephone Operations
                                                    and the Company
Clarence F. Bercher      51   1994       1995     President - Consumer Markets of
                                                    GTE Telephone Operations and
                                                    Vice President - Consumer
                                                    Markets of the Company
Richard M. Cahill        56   1989       1995     Vice President - General
                                                    Counsel of GTE Telephone
                                                    Operations and the Company
Robert C. Calafell       53   1993         --     Vice President - Video Services
                                                    of GTE Telephone Operations
Gerald K. Dinsmore       45   1994       1994     Senior Vice President - Finance
                                                    and Planning of GTE Telephone
                                                    Operations and the Company
William M. Edwards, III  46     --       1993     Controller of the Company
Michael B. Esstman       48   1994         --     Executive Vice President -
                                                    Customer Segments of GTE
                                                    Telephone Operations
Bruce E. Haddad          41   1994         --     Senior Vice President -
                                                    International of GTE
                                                    Telephone Operations
Donald A. Hayes          57   1992         --     Vice President - Information
                                                    Technology of GTE Telephone
                                                   Operations
Gregory D. Jacobson      43     --       1994     Treasurer of the Company
Andrew T. Jones          54   1992         --     Vice President - International
                                                    of GTE Telephone Operations
Brad M. Krall            53   1993       1995     Vice President - Centralized
                                                    Operations of GTE Telephone
                                                    Operations and the Company
Michael J. McDonough     45   1994       1995     President - Business Markets of
                                                    GTE Telephone Operations and
                                                    Vice President - Business
                                                    Markets of the Company
Paul E. Miner            50   1993       1995     Vice President - Network
                                                    Operations Support of GTE
                                                    Telephone Operations and the
                                                    Company
Dennis F. Myers          51     --       1994     Vice President - South Region
                                                   of the Company
Richard L. Schaulin      52   1989       1995     Vice President - Human
                                                    Resources of GTE Telephone
                                                    Operations and the Company
Leland W. Schmidt        61   1989         --     Vice President - Industry
                                                    Affairs of GTE Telephone
                                                    Operations
Charles J. Somes         49     --       1994     Secretary of the Company
Larry J. Sparrow         51   1994       1995     President - Carrier Markets of
                                                    GTE Telephone Operations and
                                                    Vice President - Carrier
                                                    Markets of the Company

                                 Year Assumed
                             Present Position
                             ----------------
                                        the
       Name             Age  Telops   Company             Position
--------------------    ---  ------   -------  ------------------------------
Alex Stadler            44    1994     1995    Vice President - Strategy &
                                                 Technology Planning of GTE
                                                 Telephone Operations and the
                                                 Company
Edward J. Weise         50      --     1991    Vice President - Virginia
                                                 Region of the Company
Thomas W. White         48    1994       --    Executive Vice President -
                                                 Network Operations of GTE
                                                 Telephone Operations
William A. Zielke       48      --     1994    Vice President - North Region
                                                 of the Company

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years.

Except for duly elected officers and directors, no other employees had a significant role in decision making.

All officers are appointed for a term of one year.

NOTES:

(1) John C. Appel was elected President replacing Earl A. Goode who was appointed President, GTE Information Services.

(2) Mary Beth Bardin was elected Vice President - Public Affairs of GTE Telephone Operations replacing G. Bruce Redditt who was appointed Vice President - Public Affairs and Communications, GTE Corporation.

During 1994, the organizational structure of GTE Telephone Operations was restructured to include 11 regions, eliminating the previous Area management structure.

                        ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES

The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of each of the individuals who served as Chief Executive Officer during 1994 and each of the other four most highly compensated executive officers (the named executive officers) of the Company in 1994 for services in all capacities to the Company.

                                                                                      Long-Term Compensation
                                                                           ---------------------------------------------
                                            Annual Compensation(1)                 Awards                 Payouts
                                    ------------------------------------   -----------------------  --------------------
       (a)                      (b)      (c)      (d)           (e)           (f)          (g)       (h)        (i)
                                                                                       Securities
                                                            Other Annual   Restricted  Underlying    LTIP    All Other
Name and Principal                     Salary               Compensation     Stock      Options/   Payouts  Compensation
Position in Group               Year     ($)     Bonus($)       ($)         Awards(#)    SARs(#)    ($)(2)     ($)(3)
-----------------------------   ----  --------   --------   ------------    ---------  ----------   -------- -----------
Gerald K. Dinsmore (4)          1994   43,272     40,722         --            --         30,900     17,034      4,500
 Senior Vice President-         1993  116,545    113,174         --            --         14,500      8,096      3,395
   Finance and Planning         1992   20,911     21,236         --            --         16,200         --        620
     GTE Telephone Operations

M. L. Keith, Jr. (6)            1994   33,781     19,291         --            --          5,500         --      4,351
 Area Vice President-Sales      1993       --         --         --            --          4,000         --         --
                                1992       --         --         --            --             --         --         --

Earl A. Goode (5)               1994   21,761     20,541         --            --         30,900      9,989      4,500
 President-                     1993       --         --         --            --         14,500         --         --
   GTE Information Services     1992       --         --         --            --             --         --      --

C. Sumpter Logan (7)            1994   199,800    50,900         --            --          4,000         --      4,213
 Region Vice President -        1993   198,908    43,900         --            --          2,700         --      5,967
   General Manager - South      1992   199,615   124,100         --            --             --         --      5,988
   (AL, KY, NC, SC)

Margaret B. Haight (8)          1994   148,969    50,600         --            --          4,000         --      4,438
 State Vice President -         1993    74,249    24,560         --            --          2,700         --      2,227
   General Manager - KY         1992    73,301    31,504         --            --             --         --      2,199

Edward J. Weise (9)             1994   121,242    53,900         --            --          4,000         --      3,637
 Region Vice President -        1993    60,587    23,138         --            --          2,700         --      1,818
   General Manager - South      1992   108,791    56,700         --            --             --         --      3,264
   (VA)

Kent B. Foster                  1994   65,844     83,036         --            --        138,100     39,422      4,500
 President                      1993   59,968     55,084         --            --         58,800     12,132        674
  GTE Telephone Operations      1992   41,280     48,230         --            --             --     15,014        526


(1) Annual Compensation represents the Company's pro rata share, if applicable, of salaries, bonuses and other compensation. Total annual cash compensation for Messrs. Dinsmore, Keith, Goode, Logan, Weise, Foster and Ms. Haight, for whom allocated amounts are shown above, is $482,238; $316,657; $309,683; $250,700; $175,142; $1,525,508 and
      $199,569, for 1994, respectively.

(2) 1994 Long-Term Incentive Plan (LTIP) Payouts include transition awards for the 1994 period, which were established by the Committee as a special grant to allow for the smooth transitioning from a single long-term performance measure (return on equity) to a combined measure (return on equity and operating cash flow margin).

(3) All other compensation includes Company contributions to defined contribution plans.

(4) Mr. Dinsmore served as President until March 1994, when he was appointed Senior Vice President-Finance and Planning, GTE Telephone Operations. Mr. Goode replaced Mr. Dinsmore as President.

(5) Mr. Goode served as President until July 1994, when he resigned from the Company to become President of GTE Information Services.

(6) Upon the resignation of Mr. Goode in July 1994, Mr. Keith, whose official title remained as Area Vice President-Sales, assumed the additional responsibilities of acting President. In February 1995, Mr. Appel was elected President of the Company.

(7) Mr. Logan served as Region Vice President - General Manager - South until February 1995. In September 1994, he was also appointed General Manager
      - Retail Operations, GTE Telephone Operations.

(8) Ms. Haight served as State Vice President - General Manager - Kentucky until February 1995. In September 1994, she was also appointed General Manager - Customer Operations - Kentucky Division, GTE Telephone Operations.

(9) Mr. Weise served as Region Vice President - General Manager - Virginia until February 1995. In September 1994, he was also appointed Regional President - Virginia Region, GTE Telephone Operations.


                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1994, whether or not specifically allocated to the Company. The options and SARs were granted under the LTIP. Pursuant to Securities and Exchange Commission (the
SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                               Potential Realizable Value at
                                                                               Assumed Annual Rate of Stock
                                                                                   Price Appreciation For
                                    Individual Grants(1)                                 Option Term
                     ----------------------------------------------------    -----------------------------------
    (a)                  (b)             (c)         (d)           (e)         (f)         (g)         (h)
                                     Percent of
                      Number of     Total Options/
                     Securities     SARs Granted    Exercise
                     Underlying      to All GTE     Or Base
                     Option/SARs    Employees in     Price       Expiration
Name                 Granted(1)      Fiscal Year     ($/SH)         Date         0%         5%           10%
----                 ----------     -------------   --------     ----------   --------  ----------   ------------
Gerald K. Dinsmore       30,900           0.75        32.44      02/16/04       --         630,135    1,596,759
M. L. Keith, Jr.          5,500           0.13        32.44      02/16/04       --         112,160      284,213
Earl A. Goode            30,900           0.75        32.44      02/16/04       --         630,135    1,596,759
C. Sumpter Logan          4,000           0.10        32.44      02/16/04       --          81,571      206,700
Margaret B. Haight        4,000           0.10        32.44      02/16/04       --          81,571      206,700
Edward J. Weise           4,000           0.10        32.44      02/16/04       --          81,571      206,700
Kent B. Foster           69,050           1.68        34.44      02/16/04       --       1,270,016    3,430,063
                         69,050           1.68        32.44      02/16/04       --       1,408,116    3,568,163

   (1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, one-third of these grants vest annually commencing one year after the date of grant.

                        AGGREGATED OPTION/SAR EXERCISES
                IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1994. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) common stock on December 30, 1994.

    (a)                    (b)            (c)                  (d)                           (e)
                                                      Number of Securities          Value of Unexercised
                         Shares                       Underlying Unexercised      In-the-Money Options/SARs
                        Acquired         Value        Options/SARs at FY-End             At FY-End($)
Name                 On Exercise(#)   Realized($)   Exercisable   Unexercisable   Exercisable   Unexercisable
----                 --------------   -----------   ------------  --------------  ------------  --------------
Gerald K. Dinsmore          --         $      --       22,132          45,968      $        --   $         --
M. L. Keith, Jr.            --                --        8,566           9,634               --             --
Earl A. Goode               --                --       56,733          48,467           57,500             --
C. Sumpter Logan            --                --       18,600           5,800           67,375             --
Margaret B. Haight          --                --        3,900           5,800               --             --
Edward J. Weise             --                --          900           5,800               --             --
Kent B. Foster              --                --      152,374         210,626               --             --

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The GTE 1991 LTIP provides for awards, currently in the form of stock options with tandem SARs and cash bonuses, to participating employees. The primary purpose of the LTIP is to offer participants an incentive to cause GTE to achieve superior financial performance, thereby helping to assure superior performance for the shareholders. The stock options and tandem SARs awarded under the LTIP to the named executive officers in 1994 are shown in the table on page 41.

The named executive officers are eligible to receive annual grants of performance bonuses which are earned during a 36-month performance cycle. The performance bonuses are paid in cash. Awards for the three-year performance cycle ending in 1994 are based on GTE's financial performance during the relevant cycle as measured by GTE's average return on equity (ROE) against pre-established target levels. In 1994, the Executive Compensation and Organizational Structure Committee of the Board of Directors of GTE (the Committee) established an additional measure of corporate performance - operating cash flow margin (OCFM). The Committee views OCFM as an excellent complement to ROE due to its capacity to accurately measure profitable revenue growth, a key determinant of financial strength, especially for high growth businesses. To transition from awards based solely on performance against ROE targets to awards based on a combination of ROE and OCFM performance, the Committee established two performance periods - a one-year period to run concurrently with the final year of the three-year ROE performance cycle ending in 1994 and a two-year period to run concurrently with the final two years of the three-year ROE performance cycle ending in 1995. The awards for the two award periods will be based on GTE's performance against ROE and OCFM performance for the one- and two-year periods. Awards for the three-year performance cycle ending in 1996 will be based on GTE's performance against the ROE and OCFM targets established for the full three- year cycle. Seventy-five percent of the award is determined based on ROE performance and 25% of the award is determined based on OCFM performance.

At the time performance targets for the current LTIP cycles are established, a Common Stock Unit account is set up for each participant in the LTIP. An initial dollar amount for each account (target award) is determined based on the competitive performance bonus grant practices of other major companies in the telecommunications industry and with practices of other major corporations not involved in the telecommunications industry that have a reputation for excellence, are comparable to GTE in terms of such quantitative measures as revenues, market value and total shareholder return and are viewed as direct competitors for executive talent in the overall labor market as well as GTE's past and projected financial performance. That amount is then divided by the average market price of GTE Common Stock for the calendar week preceding the day the account is established to determine the number of Common Stock Units in the account. The value of the account increases or decreases based on the market price of the GTE Common Stock. An amount equal to the dividends paid on an equivalent number of shares of GTE Common Stock is added on each dividend payment date. This amount is then converted into the number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New York Stock Exchange on
the dividend payment date and added to the Common Stock Unit account.   Messrs.
Dinsmore, Goode and Foster are the only individuals of the named executive officers eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1994 to the named executive officers' accounts and estimated future payouts under the LTIP are shown in the following table:

                                                          Estimated Future Payouts
                                                   Under Non-Stock Price Based Plans(1)
                                                   ------------------------------------
       (a)                  (b)          (c)           (d)          (e)         (f)
                                     Performance
                        Number of      Or Other
                      Shares, Units  Period Until
                         Or Other      Maturation
       Name               Rights       Or Payout   Threshold(2)  Target(3)   Maximum(4)
----------------        ---------      ---------   ------------  ---------   ----------
Gerald K. Dinsmore         3.800         3 years       873          4,367
                           1,400         2 years       316          1,582
                           1,400         1 year        298          1,488
M. L. Keith, Jr.               0            N/A          0              0
Earl A. Goode              3,800         3 years       873          4,367
                           1,400         2 years       316          1,582
                           1,400         1 year        298          1,488
C. Sumpter Logan               0           N/A           0              0
Margaret B. Haight             0           N/A           0              0
Edward J. Weise                0           N/A           0              0
Kent B. Foster            15,400         3 years     3,701         18,507
                           5,400         2 years     1,221          6,103
                           5,400         1 year      1,148          5,739

(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 30, 1994. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

(2) The Threshold is the level of the average ROE and the average OCFM during the relevant cycle which represents the minimum acceptable performance level for both the ROE and OCFM performance measures. If the Threshold is attained with respect to both performance measures, the award will be equal to 20% of the combined target award for ROE and OCFM. Because ROE and OCFM are separate performance measures, it is possible to receive an award if the Threshold is achieved with respect to only one of the performance measures. If the actual results for one, but not both, performance measures is at the Threshold level, the portion of the award determined by the measure performing at the Threshold level will be at 20% of the target award for that performance measure, and no award will be made for the portion of the award determined by the measure performing at less than the Threshold level. However, if the actual results for both performance measures are below the minimum acceptable performance level, no award will be earned.

(3) The Target is the level of the average ROE and the average OCFM during the cycle which represents outstanding performance for both the ROE and OCFM performance measures. If the Target is attained with respect to both performance measures, the award will be equal to 100% of the target award for ROE and OCFM. If the actual results for one, but not both, performance measures is at the Target level, the portion of the award determined by the measure performing at the Target level will be at 100% of the target award for that performance measure, and the portion of the award determined by the measure performing at less than 100% will be determined accordingly.

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE and the actual OCFM exceed the targeted ROE and the targeted OCFM. If GTE's average ROE and OCFM during the cycle exceed their performance targets, additional bonuses may be earned according to the following schedule:

            Performance Increment Above                  Added Percentage
      Maximum ROE and OCFM Performance Targets           to Maximum Awards
      --------------------------------------------------------------------
                     First and Second   0.1%                 +2%
                     Third and Fourth   0.1%                 +3%
                     Fifth and above    0.1%                 +4%

      For example, if average ROE and OCFM performance each exceed the ROE and OCFM targets by 0.5%, respectively, the performance bonus will equal 114% of the combined target award.

EXECUTIVE AGREEMENTS

GTE has entered into agreements (the Agreements) with Messrs. Dinsmore, Goode and Foster regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

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

The Agreements provide for benefits to be paid in the event this individual separates from service and has a "good reason" for leaving or is terminated without "cause" within two years after a Change in Control.

Good reason for leaving includes, but is not limited to, the following events: demotion, relocation or a reduction in total compensation or benefits, or the new entity's failure to expressly assume obligations under the Agreements. Termination for cause includes certain unlawful acts on the part of the executive or a material violation of his or her responsibilities to the Corporation resulting in material injury to the Corporation.

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

In addition, the Agreements with Messrs. Dinsmore, Goode and Foster provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited
years of service.   These additional years of service will apply towards
vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the Executive Retired Life Insurance Plan. In addition, each executive will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreement provides that will be no duplication of benefits.

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

RETIREMENT PROGRAMS

  PENSION PLANS

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings and years of employment, are illustrated in the table below:

                               PENSION PLAN TABLE

Final Average                                  Years of Service
                 -----------------------------------------------------------------------------
  Earnings           15              20               25              30                35
------------     -----------------------------------------------------------------------------
$    150,000     $  31,532       $  42,042        $  52,553       $   63,063        $   73,574
     200,000        42,407          56,542           70,678           84,813            99,949
     300,000        64,157          85,542          106,928          128,313           149,699
     400,000        85,907         114,542          143,178          171,813           200,449
     500,000       107,657         143,542          179,428          215,313           251,199
     600,000       129,407         172,542          215,678          258,813           301,949
     700,000       151,157         201,542          251,928          302,313           352,699
     800,000       172,907         230,542          288,178          345,813           403,449
     900,000       194,657         259,542          324,428          389,313           454,199
   1,000,000       216,407         288,542          360,678          432,813           509,949
   1,200,000       259,907         346,542          433,178          519,813           606,449
   1,500,000       325,157         433,542          541,928          650,313           758,699
   2,000,000       433,907         578,542          723,178          867,813         1,012,449

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of GTE employees based on years of service. Pension benefits to be paid from the Service Corporation Plan and contributions to this plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of February 15, 1995, the credited years of service under the plan for Messrs. Dinsmore, Keith, Goode, Logan, Weise, Foster and Ms. Haight are 18, 28, 32, 34, 28, 24 and 20, respectively.

Under Federal law, an employee's benefits under a qualified pension plan such as the GTE Service Corporation Plan are limited to certain maximum amounts. GTE maintains a SERP, which supplements on an unfunded basis, the benefits of any participant in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee.

  EXECUTIVE RETIRED LIFE INSURANCE PLAN

The Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Dinsmore, Logan and Foster a postretirement life insurance benefit of three times final base salary, Messrs. Keith and Weise a postretirement life insurance benefit of one and one-half times final base salary and Ms. Haight a postretirement life insurance benefit of one times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or optionally, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, as an annuity or as installment payments.

  DIRECTORS' COMPENSATION

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for services on the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security Ownership of Certain Beneficial Owners as of February 28, 1994:

                                    Name and                 Shares of
     Title                          Address of               Beneficial     Percent
    of Class                        Beneficial Owner         Ownership      of Class
    --------                        ----------------         ----------     --------
    Common Stock of                 GTE Corporation          21,000,000       100%
    GTE South                       One Stamford Forum       shares of
    Incorporated                    Stamford, Connecticut    record
                                    06904

(b)  Security Ownership of Management as of December 31, 1994:

     Common Stock of                Name of Director or Nominee (1)(2)    No director
                                    ----------------------------------     or nominee or
     GTE Corporation                Kent B. Foster              268,305    executive
                                    Richard M. Cahill            36,287    officer owns
                                    Gerald K. Dinsmore           41,529    as much as
                                    Michael E. Esstman           67,631    1/10 of
                                    Thomas W. White             120,994    1 percent
                                                              ---------
                                                                534,746
                                                              =========

                                    Executive Officers(1)(2)
                                    ------------------------
                                    Gerald K. Dinsmore           41,529
                                    M. L. Keith, Jr.             16,541
                                    Earl A. Goode                78,544
                                    C. Sumpter Logan             38,919
                                    Margaret B. Haight           10,073
                                    Edward J. Weise              10,568
                                    Kent B. Foster              268,305
                                                              ---------
                                                                464,479
                                                              =========

                                    All directors and executive           Represents
                                    officers as a group(1)(2) 1,349,528    less than 1/5
                                                              =========    of 1 percent
                                                                           of outstanding
                                                                           common stock


    (1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.

    (2) Included in the number of shares beneficially owned by Messrs. Foster, Cahill, Dinsmore, Esstman, White, Keith, Goode, Logan, Weise, and Ms. Haight and all directors and executive officers as a group are 214,539; 32,616; 39,499; 46,466; 109,299; 13,199; 71,866;
           20,833; 3,133; 6,133 and 1,051,074 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.


(c)  There were no changes in control of the Company during 1994.

The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

To the Company's knowledge, all persons subject to these reporting requirements filed the required reports on a timely basis. All of the Company's common stock is owned by GTE and, to the Company's knowledge, none of such directors or executive officers currently owns, or has ever owned, any shares of the Company's registered preferred stock (which is the only registered class of the Company's equity securities).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's executive officers or directors were not materially indebted to the Company or involved in any material transaction in which they had a direct or indirect material interest. None of the Company's directors were involved in any business relationships with the Company.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)      FINANCIAL STATEMENTS - See GTE South Incorporated's financial statements and report of independent accountants thereon in the Financial Statements section included elsewhere herein.


      (2) FINANCIAL STATEMENT SCHEDULES - Schedules supporting the financial statements for the years ended December 31, 1994-1992 (as required):

               II - Valuation and Qualifying Accounts

      Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

      (3)      EXHIBITS - Included in this report or incorporated by reference.

               2-1*    Agreement of Merger, dated December 31, 1993, between
                       GTE South Incorporated, Contel of Kentucky, Inc.,
                       Contel of North Carolina, Inc., Contel of South
                       Carolina, Inc. and Contel of Virginia, Inc. (Exhibit 2-1 of the June 10, 1994 Form 8-K, File No. 2-36292).

               3-1* Restated Articles of Incorporation dated August 24, 1989. (Exhibit 3-1 of the 1989 Form 10-K, File No. 2-36292).

               3-2*    Amended By-Laws, effective January 1, 1988, File No.
                       2-36292.

               4* Indenture dated as of May 1, 1994 between GTE South Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-54167).

               27      Financial Data Schedule.


(b) REPORTS ON FORM 8-K - GTE South Incorporated filed a report on Form 8-K/A dated October 26, 1994 related to the 1993 GTE South Incorporated property repositioning and 1994 legal entity merger. The Company also filed a report on Form 8-K dated October 27, 1994 related to the 1994 legal entity merger.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

                             GTE SOUTH INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (Thousands of Dollars)




--------------------------------------------------------------------------------------------------------------
              Column A                   Column B              Column C               Column D       Column E
--------------------------------------------------------------------------------------------------------------

                                                               Additions
                                                       -----------------------

                                                                                      Deductions
                                        Balance at     Charged        Charged            from       Balance at
                                        Beginning         to          to Other         Reserves      Close of
            Description                  of Year        Income        Accounts         (Note 1)       Year

--------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the year ended:

   December 31, 1994                    $   11,334     $   31,364     $   21,252(2)  $  39,860       $  24,090
                                        ======================================================================

   December 31, 1993                    $   13,531     $   20,302     $    5,358(2)  $  27,857       $  11,334
                                        ======================================================================

   December 31, 1992                    $    4,832     $   23,500     $    8,052(2)  $  22,853       $  13,531
                                        ======================================================================


Accrued restructuring costs
   for the year ended (Note 3):

   December 31, 1994                    $  162,993     $        0     $        0     $  35,043      $  127,950
                                        =======================================================================

   December 31, 1993                    $        0     $  162,993     $        0     $       0      $  162,993
                                        =======================================================================

   December 31, 1992                    $        0     $        0     $        0     $       0      $        0
                                        =======================================================================





_____________________________________________________
NOTES:

(1)   Charges for purpose for which reserve was created.
(2)   Recoveries of previously written-off amounts.
(3)   See Note 2 to the Financial Statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GTE SOUTH INCORPORATED
                                           ---------------------------------
                                                      (Registrant)



Date  March 27, 1995                       By         JOHN C. APPEL
                                              ------------------------------
                                                      JOHN C. APPEL
                                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



JOHN C. APPEL                         President                                           March 27, 1995
----------------------------------    (Principal Executive Officer)
JOHN C. APPEL



GERALD K. DINSMORE                    Senior Vice President - Finance                     March 27, 1995
----------------------------------      and Planning and Director
GERALD K. DINSMORE                    (Principal Financial Officer)




WILLIAM M. EDWARDS, III               Controller                                          March 27, 1995
----------------------------------    (Principal Accounting Officer)
WILLIAM M. EDWARDS, III



RICHARD M. CAHILL                     Director                                            March 27, 1995
----------------------------------
RICHARD M. CAHILL



MICHAEL B. ESSTMAN                    Director                                            March 27, 1995
----------------------------------
MICHAEL B. ESSTMAN



KENT B. FOSTER                        Director                                            March 27, 1995
----------------------------------
KENT B. FOSTER



THOMAS W. WHITE                       Director                                            March 27, 1995
----------------------------------
THOMAS W. WHITE

                                EXHIBIT INDEX


           Exhibit No.
           -----------

               2-1*    Agreement of Merger, dated December 31, 1993, between
                       GTE South Incorporated, Contel of Kentucky, Inc.,
                       Contel of North Carolina, Inc., Contel of South
                       Carolina, Inc. and Contel of Virginia, Inc. (Exhibit 2-1 of the June 10, 1994 Form 8-K, File No. 2-36292).

               3-1* Restated Articles of Incorporation dated August 24, 1989. (Exhibit 3-1 of the 1989 Form 10-K, File No. 2-36292).

               3-2*    Amended By-Laws, effective January 1, 1988, File No.
                       2-36292.

               4* Indenture dated as of May 1, 1994 between GTE South Incorporated and Nationsbank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-54167).

               27      Financial Data Schedule.








* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.