Form 10-Q
period 1995-03-31
GTE SOUTH INC
filed 1995-05-11
CIK 40878

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the period ended      March 31, 1995

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities
    Exchange Act of 1934


For the transition period from                     to


Commission File Number:   2-36292


                          GTE SOUTH INCORPORATED
           (Exact name of registrant as specified in its charter)

             VIRGINIA                                          56-
0656680
   (State or other jurisdiction of
(I.R.S. Employer
    Incorporation or organization)
Identification No.)

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

                                                      YES  X
NO

The Company had 21,000,000 shares of $25 par value common stock outstanding at April 30, 1995. The Company's common stock is 100% owned by GTE Corporation.


PART I.  FINANCIAL INFORMATION

                                GTE SOUTH INCORPORATED

                            CONDENSED STATEMENTS OF INCOME

                                                      Three
Months Ended
                                                          March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
OPERATING REVENUES:
  Local network services                         $   121,111    $
115,164
  Network access services                            119,455
124,432
  Long distance services                              37,512
22,855
  Equipment sales and services                        20,191
17,596
  Other                                               19,615
31,114

                                                     317,884
311,161



OPERATING EXPENSES:
  Cost of sales and services                          67,564
75,444
  Depreciation and amortization                       68,254
65,328
  Marketing, selling, general
    and administrative                                81,860
88,220

                                                     217,678
228,992

  Net operating income                               100,206
82,169



OTHER DEDUCTIONS:
  Interest expense                                    14,897
14,450
  Other - net                                            631
3,687



INCOME BEFORE INCOME TAXES                            84,678
64,032



INCOME TAXES                                          31,865
24,049



NET INCOME                                       $    52,813    $
39,983

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

                                           1
                                GTE SOUTH INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                               AND RESULTS OF OPERATIONS

                                 (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

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

Net income was $52.8 and $40.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 32% or $12.8. This increase is primarily resulting from continued customer growth in local network services and lower operating expenses related to reductions in workforce, partially offset by higher depreciation costs.

  OPERATING REVENUES

Operating revenues were $317.9 and $311.2 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 2% or $6.7.

Local network services revenues were $121.1 and $115.2 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 5% or $5.9. This increase is primarily due to customer growth as reflected by a 5% increase in access lines, which generated an additional $3.1 in revenues, a $1.5 increase in revenues from enhanced features such as custom calling and voice messaging services and a $0.6 increase in revenues from CentraNet (Trademark) services.

Network access services revenues were $119.5 and $124.4 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 4% or $4.9. The decrease is primarily due to a $6.6 decrease in intraLATA activity related to the Company's transition to an Originating Responsibility Plan (ORP) in North Carolina and South Carolina, effective January 1, 1994, and in Kentucky, effective March 1, 1994. The negative impact on network access revenues is offset by increases in long distance revenues, increases in access



                                           2
                                GTE SOUTH INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


charge payments and a transitional support payment received by the Company for a portion of the net revenue loss between the ORP and the access-based pooling arrangement. The support payments will phase out over the next few years. The decrease is also due to $3.6 of unfavorable interstate access settlements. The decrease is partially offset by a $5.3 revenue increase due to an 8% increase in minutes of use.

Long distance services revenues were $37.5 and $22.9 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 64% or $14.6. The 1995 increase is primarily due to the transition to an ORP as mentioned above, which caused a $15.4 increase in toll revenues. This increase is partially offset by $1.0 of unfavorable toll settlements.

Equipment sales and services revenues were $20.2 and $17.6 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 15% or $2.6. This increase is primarily due to a $2.4 increase in sales of Lineskeeper (Trademark) service, a protection service for inside wiring.

Other operating revenues were $19.6 and $31.1 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 37% or $11.5. This decrease is primarily due to a $3.7 decrease in rent revenues and a $2.1 decrease in billing and collection revenues, both of which are related to the transition to the ORP as mentioned above. Also contributing to the decrease is a $3.2 decrease in directory advertising revenue due to lower directory sales and timing of directory publications.

  OPERATING EXPENSES

Operating expenses were $217.7 and $229.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting a decrease of 5% or $11.3. This decrease is primarily due to a $12.8 decrease in labor and benefit costs reflecting reductions in workforce associated with the Company's re-engineering plan initiated in 1994, a $4.5 decrease related to material purchases and a $1.7 decrease in charges related to unbillable calling card calls. The decrease is partially offset by a $7.5 increase for payments of access charges under the ORP, as mentioned above, to other local exchange carriers (LECs) for intraLATA toll calls that are originated by the Company and terminated by another LEC and a $3.0 increase in depreciation costs related to rate changes in Kentucky and North Carolina effective in June 1994.

  OTHER DEDUCTIONS

Income tax expenses were $31.9 and $24.0 for the three months ended March 31, 1995 and 1994, respectively, reflecting an increase of 33% or $7.9. This increase is primarily due to a corresponding increase in pretax income.






                                        3
                                GTE SOUTH INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1995 a $3,500 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first three months of 1995 was cash from operating activities of $83.7 compared to a use of $49.1 for the same period in 1994. The year-to-year increase in cash from operations is primarily the result of tax payments of $170.7 that were made in the first quarter of 1994, related to the disposition of nonstrategic properties in late 1993, as well as an increase in results of operations. This increase is partially offset by unfavorable timing of payments of payables.

The Company's capital expenditures during the first three months of 1995 were $50.8 compared to $55.7 during the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of facilities and provisioning of new products and services, including broadband digital services and switched digital services. In 1995, construction costs are expected to increase slightly from $287.1 of capital expenditures incurred during 1994, reflecting the Company's expanding network and replacement of outdated technologies with digital switches and fiber optic networks.

Cash used in financing activities was $26.9 for the first three months of 1995 compared to a source of $124.0 for the same period in 1994. The Company received $339.0 in 1994 from the collection of affiliate notes receivables and used the proceeds to fund dividend payments of $297.3 to GTE. The Company retired $51.3 of debt in the first quarter of 1995 compared to $2.0 for the same period in 1994. The Company increased its borrowings of commercial paper by $24.8 in the first quarter of 1995 compared to an increase of $84.3 for the same period in 1994.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $163.0, which reduced net income by $100.4, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.





                                        4
                                GTE SOUTH INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $44.8 have been made since inception of the re-engineering plan, including $9.8 during the first three months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. The level of re-engineering activities and related expenditures are expected to accelerate during the remainder of 1995. There have been no significant changes made to the overall re-engineering plan as originally reported. As of March 31, 1995, $118.2 remains in the restructuring reserve, of which $44.8 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) increased the local-exchange carrier (LEC) productivity factors associated with its interstate price cap plan to provide three different options, on an interim basis, regarding the determination and use of productivity factors. These changes will be reflected in the LECs' annual tariff filing, effective August 1, 1995. The FCC is expected to continue to consider permanent changes to its price cap plan in a future rulemaking proceeding. GTE believes the impact of the interim rules will be minimized in the near-term because GTE has reduced its access fees in previous years to amounts below the FCC's maximum price.

In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the Company from providing interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in four markets, including Manassas, Virginia. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval and to commence the initial deployment of the network in late 1995 and early 1996.

The Company has operated under the Virginia State Corporation Commission's (VSCC) experimental incentive regulation plan, since January 1, 1989. On December 17, 1993, the VSCC ordered several modifications to this plan, effective January 1, 1994. These modifications include a lowering of the Company's authorized return on equity (ROE) from the current 12-14% range to 10.55-12.55% for 1994, with provisions for annual adjustments beginning January 1, 1995. The VSCC also ordered that 25% of the Company's Yellow Page advertising income should be used to calculate its regulated earnings under the plan and that the Company may file to restructure its rates on a revenue neutral basis without filing a full rate case. On October 18, 1994, the VSCC issued an order in its 1994 incentive regulation plan review which reset the Company's authorized ROE range for 1995 to 10.96-13.96%.



                                         5
                                GTE SOUTH INCORPORATED

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
                        AND RESULTS OF OPERATIONS (CONTINUED)


On February 23, 1995, new legislation was enacted in Virginia which will allow local exchange competition, effective January 1, 1996. This statute requires that firms desiring to compete in the local marketplace must be certified by the VSCC. Upon granting a certificate to a new entrant, the VSCC must adopt a form of regulation for the incumbent and new entrant which does not regulate the earnings of either party. On April 6, 1995, the Company advised the VSCC of its intent to file a rate restructuring request in June 1995 in preparation for increased competition in the toll and local markets.

On April 6, 1995, similar local competition and regulatory reform legislation was enacted in North Carolina. The North Carolina Utilities Commission can authorize local exchange competition, effective July 1, 1996 or sooner if a price regulation plan has been approved for the Company.






































                                       6

                           GTE SOUTH INCORPORATED

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT ASSETS:
  Cash                                           $    12,498    $
6,549
  Receivables, less allowances of
    $24,012 and $24,090, respectively                241,331
221,195
  Materials and supplies                              18,031
14,461
  Deferred income tax benefits                        24,784
26,896
  Prepayments and other                               14,868
7,617
    Total current assets                             311,512
276,718







PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                    3,861,866
3,821,365
  Accumulated depreciation                        (1,473,693)
(1,418,438)
    Net property, plant and equipment              2,388,173
2,402,927







OTHER ASSETS                                          82,073
82,483








    TOTAL ASSETS                                 $ 2,781,758    $
2,762,128

See Notes to Condensed Financial Statements.







                                       7

                            GTE SOUTH INCORPORATED

                           CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   March 31,
December 31,
                                                     1995
1994
                                                    (Thousands of
Dollars)
CURRENT LIABILITIES:
  Short-term debt, including current maturities  $   144,984    $
171,022
  Accounts payable                                   102,089
109,442
  Accrued taxes                                       63,873
53,351
  Accrued payroll and vacations                       37,029
34,036
  Accrued dividends                                   33,310
290
  Accrued interest                                    11,652
12,286
  Accrued restructuring costs and other              147,691
154,533
    Total current liabilities                        540,628
534,960


LONG-TERM DEBT                                       593,856
594,187


DEFERRED CREDITS AND RESERVES, primarily
  deferred income taxes, investment tax
  credits and restructuring costs                    594,181
599,277


PREFERRED STOCK, subject to
  mandatory redemption                                 2,936
3,026


SHAREHOLDERS' EQUITY:
  Preferred stock                                        412
412
  Common stock                                       525,000
525,000
  Other capital                                       58,310
58,310
  Reinvested earnings                                466,435
446,956
    Total shareholders' equity                     1,050,157
1,030,678






    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 2,781,758    $
2,762,128

See Notes to Condensed Financial Statements.







                                       8

                            GTE SOUTH INCORPORATED

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                      Three
Months Ended
                                                          March
31,
                                                     1995
1994
                                                    (Thousands of
Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $    52,813    $
39,983
  Adjustments to reconcile net income
    to net cash from operating activities:
      Depreciation and amortization                   68,254
65,328
      Deferred income taxes and investment
        tax credits                                    3,954
(51,386)
      Provision for uncollectible accounts             6,623
4,328
      Tax payments on disposition                         --
(170,684)
      Changes in current assets and
        current liabilities                          (52,596)
4,542
      Other - net                                      4,621
58,758
      Net cash from (used in) operating
        activities                                    83,669
(49,131)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (50,846)
(55,747)
      Cash used in investing activities              (50,846)
(55,747)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and preferred stock retired         (51,337)
(1,965)
  Dividends paid to shareholders                        (313)
(297,325)
  Net change in affiliate notes                           --
339,025
  Increase in short-term debt                         24,776
84,300
      Net cash from (used in) financing
        activities                                   (26,874)
124,035


  Increase in cash                                     5,949
19,157

  Cash at beginning of period                          6,549
17,810

  Cash at end of period                          $    12,498    $
36,967

See Notes to Condensed Financial Statements.








                                       9
                            GTE SOUTH INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

On December 31, 1993, the Company entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a North Carolina corporation , Contel of South Carolina, Inc., a South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). Each of the Contel Subsidiaries is a wholly-owned subsidiary of Contel Corporation, which is itself a wholly-owned subsidiary of GTE Corporation. The Contel Subsidiaries provided communication services in the states of Kentucky, North Carolina, South Carolina and Virginia. The Merger became effective on September 30, 1994 and has been accounted for in a manner consistent with a transfer of entities under common control which is similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations and financial position of the Company and the Contel Subsidiaries for all periods.

Listed below are details of the results of operations for the three months ended March 31, 1994 of the previously separate enterprises:

                                     Contel   Contel
               GTE South    Contel   North    South    Contel    GTE
South
              (Pre-Merger) Kentucky Carolina Carolina Virginia (Post-
Merger)
                                   (Thousands of Dollars)
Operating Rev.  $ 190,959   $ 13,460 $ 18,908  $ 2,773 $ 85,061
$ 311,161
Operating Inc.     42,310      3,666    6,943      367   28,883
82,169
Net Income         18,629      1,826    3,688      140   15,700
39,983

(2) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.






                                      10
                            GTE SOUTH INCORPORATED


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the first quarter of 1995.











































                                      11
                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                       GTE SOUTH
INCORPORATED

(Registrant)






Date:   May 11, 1995                        WILLIAM M. EDWARDS,
III
                                            WILLIAM M. EDWARDS,
III
                                                  Controller
                                           (Chief Accounting
Officer)































                                      12