Form 10-Q
period 1995-06-30
GTE SOUTH INC
filed 1995-08-09
CIK 40878

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


For the period ended      June 30, 1995
                                     or

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

                                                      YES  X     NO

The Company had 21,000,000 shares of $25 par value common stock outstanding at July 31, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                            GTE SOUTH INCORPORATED

                        CONDENSED STATEMENTS OF INCOME

                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    1995         1994          1995         1994
                                               (Thousands of Dollars)
OPERATING REVENUES:
  Local network services         $  125,189   $  117,760    $  246,300   $  232,924
  Network access services           122,717      119,135       242,172      243,567
  Long distance services             36,628       32,070        74,140       54,925
  Equipment sales and services       20,744       18,731        40,935       36,327
  Other                              10,585        9,334        30,200       40,448

                                    315,863      297,030       633,747      608,191


OPERATING EXPENSES:
  Cost of sales and services         69,695       79,277       137,259      154,721
  Depreciation and amortization      69,208       66,204       137,462      131,532
  Marketing, selling, general
    and administrative               89,062       94,296       170,922      182,516

                                    227,965      239,777       445,643      468,769

  Net operating income               87,898       57,253       188,104      139,422


OTHER DEDUCTIONS:
  Interest expense                   15,153       15,075        30,050       29,525
  Other - net                           596        4,317         1,227        8,004


INCOME BEFORE INCOME TAXES           72,149       37,861       156,827      101,893


INCOME TAXES                         28,011       14,094        59,876       38,143


NET INCOME                       $   44,138   $   23,767    $   96,951   $   63,750



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.



                                       1
                            GTE SOUTH INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

On December 31, 1993, the Company entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a North Carolina corporation, Contel of South Carolina, Inc., a
South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). Each of the Contel Subsidiaries is a wholly-owned subsidiary of Contel Corporation, which is itself a wholly-owned subsidiary of GTE Corporation. The Contel Subsidiaries provided communication services in the states of Kentucky, North Carolina, South Carolina and Virginia. The Merger became effective on September 30, 1994 and was accounted for in a manner consistent with a transfer of entities under common control which is similar to a "pooling of interests." Accordingly, the condensed financial statements include the combined historical results of operations and financial position of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of 1994 and reflect the elimination of intercompany transactions.

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Net income                  $   44.1  $   23.8   $   97.0  $   63.8

Net income increased 85% or $20.3 and 52% or $33.2 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to continued customer growth and lower operating expenses, partially offset by higher depreciation costs.

  OPERATING REVENUES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Local network services      $  125.2  $  117.8   $  246.3  $  232.9
     Network access services        122.7     119.1      242.2     243.6
     Long distance services          36.6      32.1       74.1      54.9
     Equipment sales & services      20.8      18.7       40.9      36.3
     Other                           10.6       9.3       30.2      40.5
       Total operating revenues  $  315.9  $  297.0   $  633.7  $  608.2





                                       2
                            GTE SOUTH INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)

Operating revenues increased 6% or $18.9 and 4% or $25.5 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994.

Local network services revenues increased 6% or $7.4 and 6% or $13.4 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. Access lines increased 4% for the three and six months ended June 30, 1995, compared to the same periods in 1994. This growth generated additional revenues of $5.5 and $8.6, respectively. These increases are also due to a $1.7 and $3.2 increase in revenues from enhanced custom calling features for the three and six months ended
June 30, 1995 and 1994, respectively.

Network access services revenues increased 3% or $3.6 for the three months and decreased less than 1% or $1.4 for the six months ended June 30, 1995, compared to the same periods in 1994. The increase for the three months ended June 30, 1995 is primarily due to a 6% increase in minutes of use, which generated an additional $4.0 in revenues, and $3.9 in favorable intraLATA access settlements, partially offset by a $4.7 decrease in revenues related to a revised estimate of shareable earnings. The six month decrease is primarily due to a $5.4 decrease in intraLATA activity related to the Company's transition to an Originating Responsibility Plan
(ORP) in North Carolina and South Carolina, effective January 1, 1994, and in Kentucky, effective March 1, 1994. The negative impact on network access revenues is offset by increases in long distance revenues, increases in access charge payments and a transitional support payment received by the Company for a portion of the net revenue loss between the ORP and the access-based pooling arrangement. The support payments will phase out over the next few years. The six month decrease is also due to $3.8 of unfavorable interstate access settlements and a $2.4 reduction in interstate access revenues associated with price reductions. The six month decrease is partially offset by a 7% increase in minutes of use, which generated additional revenues of $9.3.

Long distance services revenues increased 14% or $4.5 and 35% or $19.2 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The three month increase is primarily due to $2.5 of favorable toll settlements and a $1.4 increase in message toll and credit card usage. The six month increase is primarily due to a $15.5 increase in toll activity related to the transition to the ORP, as mentioned above.

Equipment sales and services revenues increased 11% or $2.1 and 13% or $4.6 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. The three and six month increases are primarily due to a $0.9 increase in billing and collection service revenues during the second quarter of 1995, an increase of $0.4 and $2.8 in sales of Lineskeeper (Trademark) service, a protection service for inside wiring, and a $0.4 and $0.5 increase in sales of Personal Secretary (Trademark) voice messaging services.



                                        3
                            GTE SOUTH INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


Other operating revenues increased 14% or $1.3 for the three months and decreased 25% or $10.3 for the six months ended June 30, 1995, compared to the same periods in 1994. The three month increase is primarily due to a $1.9 decrease in the provision for uncollectibles, partially offset by a $1.1 decrease in billing and collection revenues related to 1993 property dispositions. The six month decrease is primarily due to a $2.7 decrease in rent revenues and a $1.5 decrease in billing and collection revenues, both of which are related to the transition to the ORP, as mentioned above. Also contributing to the six month decrease is a $3.6 decrease in directory advertising revenue due to lower directory sales and timing of directory publications and a $2.0 decrease in billing and collection revenues related to 1993 property dispositions.


  OPERATING EXPENSES

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Operating expenses          $  228.0  $  239.8   $  445.6  $  468.8

Operating expenses decreased 5% or $11.8 and 5% or $23.2 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These decreases are primarily the result of lower cost of sales and services and marketing, selling, general and administrative costs, reflecting the favorable effects of ongoing cost-reduction programs from process re-engineering activities, partially offset by higher depreciation costs.

The three and six month decreases, respectively, are primarily due to a $7.3 and $20.1 decrease in labor and benefit costs. The Company is consolidating its operator services into a new facility in Lexington, Kentucky, which provides services for both the Company and an affiliate. Costs incurred by the facility are shared by the Company and the participating affiliate. These operator services were previously provided on a contractual basis. The three and six month decreases are also due to a $3.7 and $8.2 decrease related to material purchases and a $1.9 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plans. The six month decrease is also due to a $3.1 decrease in charges related to unbillable calling card calls. The three and six month decreases are partially offset by a $2.0 and $5.0 increase in depreciation costs related to rate changes in Kentucky and North Carolina effective in June 1994, respectively. Also offsetting the six month decrease is an $8.0 increase for payments of access charges under the ORP, as mentioned above, to other local exchange carriers (LECs) for intraLATA toll calls that are originated by the Company and terminated by another LEC.



                                       4
                            GTE SOUTH INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


  OTHER DEDUCTIONS

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                   1995      1994       1995      1994

     Other - net                 $    0.6  $    4.3   $    1.2  $    8.0
     Income taxes                    28.0      14.1       59.9      38.1

Other - net expenses decreased $3.7 and $6.8 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These decreases are primarily due to fees associated with the early retirement of debt in 1994. The six month decrease is also due to costs incurred during 1994 related to the repositioning of properties in late 1993.

Income taxes increased $13.9 and $21.8 for the three and six months ended June 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to the corresponding increases in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at June 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first six months of 1995 was cash from operations of $187.8 compared to $86.3 for the same period in 1994. The year-to-year increase in cash from operations is primarily the result of $170.7 in tax payments made in the first quarter of 1994, related to the disposition of nonstrategic properties in late 1993, as well as improved results from operations. These increases are partially offset by an increase in working capital, primarily customer accounts receivable.

The Company's capital expenditures during the first six months of 1995 were $110.9 compared to $112.0 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital





                                        5
                            GTE SOUTH INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


services. In 1995, construction costs are expected to increase slightly from $287.1 of capital expenditures incurred during 1994, reflecting the Company's expanding network and replacement of outdated technologies with digital switches and fiber optic networks.

Cash used in financing activities was $69.2 during the first six months of 1995 compared to cash provided for the same period in 1994 of $14.3. The Company received $348.4 in 1994 from the collection of an affiliate note receivable related to the 1993 sale of properties and used the proceeds to fund dividend payments of $338.4 to GTE compared to dividend payments of $33.6 during the first six months of 1995. The Company retired $56.9 of long-term debt and preferred stock in the first six months of 1995 compared to $62.1 for the same period in 1994. The Company increased its borrowings of commercial paper by $21.4 in the first six months of 1995 compared to an increase of $66.4 for the same period in 1994.

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

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $63.9 have been made since inception of the re-engineering plan, including $28.9 during the first six months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits from employee reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re-engineering plan as originally reported. As of June 30, 1995, $99.1 remains in the restructuring reserve, of which $43.9 is classified as a current liability. Management believes the reserve is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 5.3% productivity factor, with no sharing required, in each of its tariff entities for use in the 1995-1996 tariff year. Under the interim rules, the Company filed tariffs to reduce rates by $10.2 annually, effective August 1, 1995. The FCC is continuing to consider how the price cap plan should be modified in order to adapt the system to the emergence of competition.

                                       6
                            GTE SOUTH INCORPORATED

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)


In April 1995, GTE filed a motion with the U.S. District Court for the District of Columbia to remove the 1984 Consent Decree, which restricts the manner in which the Company can provide interLATA services. GTE believes that the Consent Decree is no longer required since GTE has since divested its interests in the entities whose purchase gave rise to the Consent Decree.

In May 1995, the FCC approved GTE's applications to construct a new fiber-optic and coaxial-cable video network in four markets, including Manassas, Virginia. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval.

On October 18, 1994, the Virginia State Corporation Commission (VSCC) issued an order in its 1994 incentive regulation plan review which reset the Company's authorized ROE range for 1995 to 10.96-13.96%. Previously, the VSCC also ordered that only 25% of the Company's Yellow Page advertising income should be used to calculate its regulated earnings under the plan and that the Company may file to restructure its rates on a revenue neutral basis without filing a full rate case.

On February 23, 1995, new legislation was enacted in Virginia which will allow local exchange competition, effective January 1, 1996. This statute requires that firms desiring to compete in the local marketplace must be certified by the VSCC. Upon granting a certificate to a new entrant, the VSCC must adopt a form of regulation for the incumbent and new entrant which does not regulate the earnings of either party. On June 9, 1995, the Company filed a rate case application with the VSCC seeking to restructure and rebalance its prices in Virginia in anticipation of this local competition and the VSCC's impending approval of intraLATA toll competition. In this filing, the Company has proposed a revenue neutral rate design. The proposed rate design reduces toll and access charges and includes a restructuring of the basic local exchange pricing. The Company has also proposed bringing the business and residential prices closer together. In addition, the separate GTE and Contel tariffs will be merged, eliminating the VSCC's current requirement that GTE's and Contel's earnings be regulated separately. Evidentiary hearings regarding this application will be held in November 1995 and a final VSCC decision is expected in January 1996.

On July 24, 1995, the VSCC issued an order allowing intraLATA toll competition, on a 10XXX basis only, effective October 1, 1995. All interexchange carriers with existing interLATA toll certificates will also be authorized to provide intraLATA 10XXX service as of that date. This order also determines that intraLATA 1+ calling should remain exclusively with the LECs, primarily based on the fact that the Company and Bell Atlantic continue to be prohibited from entering the interLATA market.





                                       7
                            GTE SOUTH INCORPORATED

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

  REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In general, SFAS No. 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic and technological lives. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery in the future. Consequently, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises. On an ongoing basis, the Company reviews the continued applicability of SFAS No. 71 based on the current regulatory and competitive environment. Although recent developments suggest that the telecommunications industry will become increasingly competitive, the degree to which regulatory oversight of LECs, including the Company, will be lifted and competition will be permitted to establish the cost of service to the consumer is uncertain. As a result, the Company continues to believe that accounting under SFAS No. 71 is appropriate. If the Company were to determine that the use of SFAS No. 71 was no longer appropriate, it would be required to write-off the deferred costs and obligations referred to above. It may also be necessary for the Company to reduce the carrying value of its plant and equipment to the extent that it exceeds fair market value. At this time, it is not possible to estimate the amount of the Company's plant and equipment, if any, that would be considered unrecoverable in such circumstances. The financial impact of such a determination, however, which would be non-cash, could be material.


















                                       8
                            GTE SOUTH INCORPORATED

                           CONDENSED BALANCE SHEETS

                                    ASSETS


                                                 June 30,     December 31,
                                                   1995           1994
                                                  (Thousands of Dollars)

CURRENT ASSETS:
  Cash                                         $    14,241    $     6,549
  Receivables, less allowances of
    $20,228 and $24,090, respectively              208,565        221,195
  Materials and supplies                            20,344         14,461
  Deferred income tax benefits                      22,675         26,896
  Prepayments and other                             21,994          7,617
    Total current assets                           287,819        276,718







PROPERTY, PLANT AND EQUIPMENT:
  Original cost                                  3,886,067      3,821,365
  Accumulated depreciation                      (1,508,353)    (1,418,438)
    Net property, plant and equipment            2,377,714      2,402,927







OTHER ASSETS                                        95,622         82,483









  TOTAL ASSETS                                 $ 2,761,155    $ 2,762,128



See Notes to Condensed Financial Statements.




                                       9
                            GTE SOUTH INCORPORATED

                           CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 June 30,     December 31,
                                                   1995           1994
                                                  (Thousands of Dollars)

CURRENT LIABILITIES:
  Short-term debt, including current maturities $   136,441    $   171,022
  Accounts payable                                  110,469        109,442
  Accrued taxes                                      35,258         53,351
  Accrued payroll and vacations                      33,845         34,036
  Accrued dividends                                  27,665            290
  Accrued interest                                   11,003         12,286
  Accrued restructuring costs and other             155,632        154,533
    Total current liabilities                       510,313        534,960


LONG-TERM DEBT                                      593,650        594,187


RESERVES AND DEFERRED CREDITS:
  Deferred income taxes                             374,019        370,217
  Employee benefit obligations                      125,784        106,779
  Restructuring costs and other                      88,011        122,281
    Total reserves and deferred credits             587,814        599,277


PREFERRED STOCK, subject to
  mandatory redemption                                2,757          3,026


SHAREHOLDERS' EQUITY:
  Preferred stock                                       412            412
  Common stock                                      525,000        525,000
  Other capital                                      58,320         58,310
  Reinvested earnings                               482,889        446,956
    Total shareholders' equity                    1,066,621      1,030,678





  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 2,761,155    $ 2,762,128



See Notes to Condensed Financial Statements.




                                      10
                            GTE SOUTH INCORPORATED

                      CONDENSED STATEMENTS OF CASH FLOWS


                                                     Six Months Ended
                                                         June 30,
                                                   1995           1994
                                                  (Thousands of Dollars)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $    96,951    $    63,750
  Adjustments to reconcile net income
    to net cash from operating activities:
      Depreciation and amortization                137,462        131,532
      Deferred income taxes and investment
        tax credits                                  7,910        (37,160)
      Provision for uncollectible accounts          12,240         11,009
      Tax payments on disposition                       --       (170,684)
      Changes in current assets and
        current liabilities                        (57,946)        47,285
      Other - net                                   (8,814)        40,566
      Net cash from operating activities           187,803         86,298


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (110,876)      (112,044)
  Other - net                                           --          4,663
      Net cash used in investing activities       (110,876)      (107,381)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt and preferred stock retired       (56,945)       (62,136)
  Dividends paid to shareholders                   (33,643)      (338,387)
  Net change in affiliate notes                         --        348,446
  Increase in short-term debt                       21,353         66,400
      Net cash from (used in) financing
        activities                                 (69,235)        14,323


  Increase (decrease) in cash                        7,692         (6,760)

  Cash at beginning of period                        6,549         17,810

  Cash at end of period                        $    14,241    $    11,050





See Notes to Condensed Financial Statements.




                                      11
                            GTE SOUTH INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.





































                                      12
                            GTE SOUTH INCORPORATED


PART II.   OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (27)  Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the second quarter of 1995.











































                                      13
                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






                                                     GTE SOUTH INCORPORATED
                                                          (Registrant)






Date:   August 9, 1995                      WILLIAM M. EDWARDS, III
                                            WILLIAM M. EDWARDS, III
                                                  Controller
                                           (Chief Accounting Officer)































                                      14