Form 10-Q
period 1995-09-30
GTE SOUTH INC
filed 1995-10-31
CIK 40878

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

                                 (Mark One)


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the period ended  September 30, 1995
                     -----------------------------------------------------------

                                     or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from               to
                               --------------   --------------------------------

Commission File Number:       2-36292
                        --------------------------------------------------------


                           GTE SOUTH INCORPORATED
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               VIRGINIA                                        56-0656680
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I. R. S. Employer
    Incorporation or organization)                         Identification No.)


600 Hidden Ridge, HQE04B12 - Irving, Texas                        75038
--------------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code   214-718-5600
                                                   -----------------------------



--------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

The Company had 21,000,000 shares of $25 par value common stock outstanding at September 30, 1995. The Company's common stock is 100% owned by GTE Corporation.

PART I.    FINANCIAL INFORMATION

                             GTE SOUTH INCORPORATED

                        CONDENSED  STATEMENTS OF INCOME

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                   -------------------------         --------------------------
                                                     1995             1994             1995             1994
                                                   --------         --------         --------         --------
                                                                      (Thousands of Dollars)
Operating revenues:
Local network services                             $129,303         $118,773         $375,603         $351,697
Network access services                             126,622          115,637          368,794          359,203
Long distance services                               39,030           35,110          113,170           90,035
Equipment sales and services                         23,837           19,949           64,772           56,276
Other                                                14,257           13,905           44,457           54,354
                                                   --------         --------         --------         --------
                                                    333,049          303,374          966,796          911,565
                                                   --------         --------         --------         --------

Operating expenses:
Cost of sales and services                          123,396          127,149          351,576          383,524
Depreciation and amortization                        68,967           66,160          206,429          197,692
Selling, general and administrative                  42,797           51,833          124,319          137,980
                                                   --------         --------         --------         --------

                                                    235,160          245,142          682,324          719,196
                                                   --------         --------         --------         --------

Net operating income                                 97,889           58,232          284,472          192,369
                                                   --------         --------         --------         --------

Other (income) deductions:
Interest expense - net                               14,408           15,266           44,164           43,554
Other - net                                        (20,000)              247         (20,000)            4,200
                                                   --------         --------         --------         --------

Income before income taxes                          103,481           42,719          260,308          144,615

Income taxes                                         39,543           15,960           99,419           54,102
                                                   --------         --------         --------         --------

Net income                                         $ 63,938         $ 26,759         $160,889         $ 90,513
                                                   ========         ========         ========         ========

Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

                             GTE SOUTH INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                             (DOLLARS IN MILLIONS)


RESULTS OF OPERATIONS

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                   -------------------------         -------------------------
                                                     1995             1994             1995             1994
                                                   --------         --------         --------         --------
 Net income                                        $   63.9         $   26.8         $ 160.9           $  90.5

Net income increased $37.1 and $70.4 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to the reversal of $20.0 of expired representation and warranty reserves, continued customer growth, lower operating expenses, and $4.2 of fees associated with the early retirement of debt recorded in 1994, partially offset by higher depreciation costs.

    OPERATING REVENUES

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                   -------------------------         -------------------------
                                                     1995             1994             1995             1994
                                                   --------         --------         --------         --------
Local network services                             $  129.3         $  118.8         $  375.6         $  351.7
Network access services                               126.6            115.6            368.8            359.2
Long distance services                                 39.0             35.1            113.2             90.0
Equipment sales & services                             23.8             20.0             64.8             56.3
Other                                                  14.3             13.9             44.4             54.4
                                                   --------         --------         --------         --------

     Total operating revenues                      $  333.0         $  303.4         $  966.8         $  911.6

Operating revenues increased 10% or $29.6 and 6% or $55.2 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994.

Local network services revenues increased 9% or $10.5 and 7% or $23.9 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The number of access lines increased 5% for the three and nine months ended September 30, 1995, compared to the same periods in 1994. This growth generated additional revenues of $4.8 and $13.4, respectively. The three and nine month increases are also due to a $1.9 and $5.1 growth in revenues from enhanced custom calling features and a $1.0 and $1.9 growth in sales of Centranet (trademark) services.

Network access services revenues increased 10% or $11.0 and 3% or $9.6 for the three and nine months ended September 30, 1995, compared to the same periods in 1994. The three and nine month increases are primarily due to an 8% and 7% increase in minutes of use, which generated additional revenues of $5.7 and $15.0, respectively. The three and nine month increases are also due to a $1.1 and $1.8 increase in end user access charge revenues, respectively, and a $2.1 increase in Universal Service Fund support in the third quarter of 1995. These increases are partially offset by a $1.2 and $3.6 reduction in interstate access revenues associated with affiliate audit price changes for the three and

                             GTE SOUTH INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


nine months ended September 30, 1995, respectively, compared to the same periods in 1994, and $1.2 of unfavorable carrier settlements recorded in the third quarter of 1995. The year-to-date increase is also offset by a $1.9 decrease in intraLATA activity related to the Company's transition to an Originating Responsibility Plan (ORP) in North Carolina and South Carolina, effective January 1, 1994, and in Kentucky, effective March 1, 1994. The negative impact on network access revenues is offset by increases in long distance revenues, increases in access charge payments and a transitional support payment received by the Company for a portion of the net revenue loss between the ORP and the access-based pooling arrangement. The support payments will phase out in the next few years. The transitional support payment revenues were recorded as network access revenues during the first eight months of 1994. In the third quarter of 1994, a $3.5 reclassification was made to reflect the transitional support payments as long distance revenues, causing an increase in network access revenues in the third quarter of 1995. The year-to-date increase is also offset by a $4.7 decrease in revenues related to a revised estimate of shareable earnings recorded in the second quarter of 1995.

Long distance services revenues increased 11% or $3.9 and 26% or $23.2 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The three and nine month increases are primarily due to $9.2 and $12.5 of favorable toll settlements. The three month increase is partially offset by a decrease of $3.5 related to the reclassification of transitional support payments made in the third quarter of 1994, as mentioned above, and an additional decrease of $1.3 for the September 1994 transitional support payment recorded as long distance services revenues. The year-to-date increase is also due to a $10.7 increase in toll activity related to the transition to the ORP, as mentioned above.

Equipment sales and services revenues increased 19% or $3.8 and 15% or $8.5 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to $3.9 and $6.7 increases in revenues derived from sales of Lineskeeper (trademark) service, a protection service for inside wiring.

Other operating revenues increased 3% or less than $1.0 for the three months and decreased 18% or $10.0 for the nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The nine month decrease is primarily due to a $3.5 decrease in rent revenues and a $1.8 decrease in billing and collection revenues, both of which are related to the transition to the ORP mentioned above. Also contributing to the nine month decrease is a $3.4 decrease in directory advertising revenue due to lower directory sales and timing of directory publications and a $3.9 decrease in billing and collection revenues, partially offset by a $1.9 decrease in the provision for uncollectibles.

    OPERATING EXPENSES

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                   -------------------------         -------------------------
                                                     1995             1994             1995             1994
                                                   --------         --------         --------         --------
Operating expenses                                 $  235.2         $  245.1         $  682.3         $  719.2

Operating expenses decreased 4% or $9.9 and 5% or $36.9 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These decreases are primarily the result of lower cost of sales and services and selling, general and administrative costs, reflecting the favorable effects of ongoing cost-reduction programs from process re-engineering activities, partially offset by higher depreciation costs.

                             GTE SOUTH INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


The three and nine month decreases, respectively, are primarily due to a $3.3 and $23.4 decrease in labor and benefit costs. The Company is consolidating its operator services into a new facility in Lexington, Kentucky, which provides services for both the Company and an affiliate. Costs incurred by the facility are shared by the Company and the participating affiliate. These operator services were previously provided on a contractual basis. The three and nine month decreases are also due to $12.9 of nonrecurring unfavorable settlement activities recorded in the third quarter of 1994. The year-to-date decrease is also due to a $6.4 decrease in charges related to unbillable calling card calls and a $1.9 settlement gain recorded in the second quarter of 1995 which resulted from lump-sum payments from the Company's pension plan.
The three and nine month decreases are partially offset by a $2.8 and $8.7 increase in depreciation costs, respectively, primarily related to higher plant balances and rate changes in Kentucky and North Carolina effective in June 1994. The three month decrease is also offset by increased costs of $3.4 for digital switching software fees and $2.9 of increased contractor costs. The year-to-date decrease is also offset by an $8.6 increase for payments of access charges under the ORP, as mentioned above, to other local exchange carriers
(LECs) for intraLATA toll calls that are originated by the Company and terminated by another LEC.

    OTHER (INCOME) DEDUCTIONS

                                                       Three Months Ended                Nine Months Ended
                                                         September 30,                     September 30,
                                                   -------------------------         -------------------------
                                                     1995             1994             1995             1994
                                                   --------         --------         --------         --------
Other - net                                        $ (20.0)         $    0.2         $ (20.0)         $    4.2
Income taxes                                           39.5             16.0             99.4             54.1

Other - net income increased $20.2 and $24.2 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to the reversal of expired representation and
warranty reserves related to certain 1993 property dispositions.   The
increases are also due to fees associated with the early retirement of debt recorded in the second and third quarters of 1994.

Income taxes increased $23.5 and $45.3 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. These increases are primarily due to corresponding increases in pretax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at September 30, 1995, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short- term financing needs.

The Company's primary source of funds during the first nine months of 1995 was cash from operations of $310.4 compared to $131.0 for the same period in 1994. The year-to-year increase in cash from operations is primarily the result of $170.7 in tax payments made in the first quarter of 1994, related to the disposition of nonstrategic properties in late 1993, as well as improved results from operations. These increases are partially offset by an increase in working capital. Cash from operations is also being utilized to fund the Company's re-engineering plan.

                             GTE SOUTH INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


The Company's capital expenditures during the first nine months of 1995 were $175.0 compared to $184.0 for the same period in 1994. The 1995 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates construction costs for 1995 to approximate capital expenditures of $287.5 incurred during 1994.

Cash used in financing activities was $125.4 during the first nine months of 1995 compared to cash provided for the same period in 1994 of $48.2. The Company received $366.1 in 1994 from the collection of an affiliate note receivable related to the 1993 sale of properties and used the proceeds to fund dividend payments of $363.4 to GTE compared to dividend payments of $61.3 during the first nine months of 1995. The Company also retired affiliate notes payable of $89.3 during the first nine months of 1994. The Company retired $57.6 of long-term debt and preferred stock in the first nine months of 1995 compared to $72.2 for the same period in 1994. The Company issued $148.2 of long-term debt in the first nine months of 1994. The Company decreased its borrowings of commercial paper by $6.4 in the first nine months of 1995 compared to an increase of $58.7 for the same period in 1994.

OTHER MATTERS

As previously reported, results for 1993 included a one-time pretax restructuring charge of $163.0, which reduced net income by $100.4, primarily for incremental costs related to implementation of the Company's three year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs.

Implementation of the re-engineering plan began during 1994 and is expected to be completed by the end of 1996. Expenditures of $76.1 have been made since inception of the re-engineering plan, including $41.0 during the first nine months of 1995. These expenditures were primarily associated with the consolidation of customer contact, network operations and operator service centers, separation benefits associated with workforce reductions and incremental expenditures to redesign and streamline processes. There have been no significant changes made to the overall re- engineering plan as originally reported. As of September 30, 1995, $86.9 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

In March 1995, the Federal Communications Commission (FCC) adopted interim rules to be utilized by local exchange carriers (LECs), including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 5.3% productivity factor, with no sharing required, in each of its tariff entities for use in the 1995-1996 tariff year. Under the interim rules, the Company filed tariffs to reduce rates by $10.2 annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of local exchange carriers' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula, and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

Federal telecommunications legislation has been passed by both the Senate and House of Representatives. The bills must now be reconciled by the joint Senate/House conference committee.

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

In May 1995, the FCC approved GTE's applications to construct a new fiber optic and coaxial-cable video network in four markets, including Manassas, Virginia. GTE expects to submit tariffs that set the rates for use of its video network to the FCC for approval at some future date.

On February 23, 1995, new legislation was enacted in Virginia which will allow local exchange competition, effective January 1, 1996. This statute requires that firms desiring to compete in the local marketplace must be certified by the VSCC. Upon granting a certificate to a new entrant, the VSCC must adopt a form of regulation for the incumbent and new entrant which does not regulate the earnings of either party. On June 9, 1995, the Company filed a rate case application with the VSCC seeking to restructure and rebalance its prices in Virginia in anticipation of this local competition and the VSCC's impending approval of intraLATA toll competition. In this filing, the Company has proposed a revenue neutral rate design. The proposed rate design reduces toll and access charges and includes a restructuring of the basic local exchange pricing. The Company has also proposed bringing the business and residential prices closer together. In addition, the separate GTE and Contel tariffs will be merged, eliminating the VSCC's current requirement that GTE's and Contel's earnings be regulated separately. Evidentiary hearings regarding this application will be held in March 1996 and a final VSCC decision is expected in the second quarter of 1996. The effect on future revenues is unknown at this time.

On July 24, 1995, the VSCC issued an order allowing intraLATA toll competition, on a 10XXX basis only, effective October 1, 1995. All interexchange carriers with existing interLATA toll certificates were authorized to provide intraLATA 10XXX service as of that date. This order also determines that intraLATA 1+ calling should remain exclusively with the LECs, primarily based on the fact that the Company and Bell Atlantic continue to be prohibited from entering the interLATA market. The ultimate effect on total revenue is dependent, in part, on the extent that 10XXX is utilized. The potential negative impact on toll revenues will be partially offset by increased network access services revenues.

On April 6, 1995, similar local competition and regulatory reform legislation was enacted in North Carolina. The North Carolina Utilities Commission (NCUC) can authorize local exchange competition, effective July 1, 1996 or sooner if a price regulation plan has been approved for the Company. The revenue impact is dependent upon the specific price regulation plan expected to be approved by the NCUC for the Company in the second quarter of 1996 and the extent to which local exchange competition develops in the Company's serving territory.

On September 20, 1995, the Alabama Public Service Commission (APSC) adopted a mandatory price regulation plan for South Central Bell (SCB), and an optional price regulation plan for the other LECs, including the Company. The Company and other LECs have until December 19, 1995 to indicate their intention to participate. This plan includes no earnings limitations. Basic local exchange rates are capped at their present level for five years, and thereafter are adjusted in accordance with a formula utilizing an inflation factor ( measured by GDP-PI) less 1.0%. Intrastate access prices must be reduced by the plan participants. The Company, if it elects to participate, would be required to reduce access charges by $5.2 over the 1996 - 1998 time period. This order also authorizes the introduction of local exchange competition in Alabama. The APSC can allow new competitors in SCB's service territory beginning immediately. The Company and the other LECs will have a three year grace period from competition in their service territories.

                             GTE SOUTH INCORPORATED

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


    REGULATORY ACCOUNTING

The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $400 and $550. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

                             GTE SOUTH INCORPORATED

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                                            September 30,         December 31,
                                                                                1995                  1994
                                                                            -------------         ------------
                                                                                   (Thousands of Dollars)
Current assets:
Cash                                                                        $     16,615          $      6,549
Receivables, less allowances of  $18,356 and
$24,090, respectively                                                            173,316               221,195
Materials and supplies                                                            23,132                14,461
Deferred income tax benefits                                                      20,567                26,896
Prepayments and other                                                             17,748                 7,617
                                                                            ------------          ------------
Total current assets                                                             251,378               276,718
                                                                            ------------          ------------



Property, plant and equipment:
Original cost                                                                  3,928,529             3,821,365
Accumulated depreciation                                                     (1,552,368)           (1,418,438)
                                                                            ------------          ------------
Net property, plant and equipment                                              2,376,161             2,402,927
                                                                            ------------          ------------





Prepaid pension costs                                                             76,941                58,168
                                                                            ------------          ------------





Other assets                                                                      30,144                24,315
                                                                            ------------          ------------




Total assets                                                                $  2,734,624          $  2,762,128
                                                                            ============          ============

See Notes to Condensed Financial Statements.

                             GTE SOUTH INCORPORATED

                            CONDENSED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                             September 30,         December 31,
                                                                                 1995                  1994
                                                                             -------------         ------------
                                                                                 (Thousands of Dollars)
Current liabilities:
Short-term debt, including current maturities                                $    108,370          $    171,022
Accounts payable                                                                   87,940               109,442
Accrued taxes                                                                      59,917                53,351
Accrued payroll and vacations                                                      31,034                34,036
Accrued dividends                                                                  56,969                   290
Accrued interest                                                                   12,119                12,286
Accrued restructuring costs and other                                             127,769               154,533
                                                                             ------------          ------------
Total current liabilities                                                         484,118               534,960
                                                                             ------------          ------------



Long-term debt                                                                    593,374               594,187
                                                                             ------------          ------------



Reserves and deferred credits:
Deferred income taxes                                                             376,033               370,217
Employee benefit obligations                                                      130,881               106,779
Restructuring costs and other                                                      73,894               122,281
                                                                             ------------          ------------
Total reserves and deferred credits                                               580,808               599,277
                                                                             ------------          ------------


Preferred stock, subject to mandatory redemption                                    2,757                 3,026
                                                                             ------------          ------------


Shareholders' equity:
Preferred stock                                                                       412                   412
Common stock                                                                      525,000               525,000
Other capital                                                                      58,320                58,310
Reinvested earnings                                                               489,835               446,956
                                                                             ------------          ------------
Total shareholders' equity                                                      1,073,567             1,030,678
                                                                             ------------          ------------



Total liabilities and shareholders's equity                                  $  2,734,624          $  2,762,128
                                                                             ============          ============

See Notes to Condensed Financial Statements.

                             GTE SOUTH INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                          -----------------------------------
                                                                             1995                   1994
                                                                          ------------           ------------
                                                                                (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    160,889           $     90,513
Adjustments to reconcile net income to
net cash from operating activities:
Depreciation and amortization                                                  206,429                197,692
Deferred income taxes                                                           11,867               (29,206)
Provision for uncollectible accounts                                            14,845                 15,123
Tax payments on disposition                                                        - -              (170,684)
Changes in current assets and current liabilities                             (47,085)                 34,283
Other - net                                                                   (36,534)                (6,735)
                                                                          ------------           ------------
Net cash from operating activities                                             310,411                130,986
                                                                          ------------           ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (174,980)              (184,027)
Other - net                                                                        - -                     10
                                                                          ------------           ------------
Net cash used in investing activities                                        (174,980)              (184,017)
                                                                          ------------           ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt issued                                                              - -                148,248
Long-term debt and preferred stock retired                                    (57,634)               (72,175)
Dividends paid to shareholders                                                (61,331)              (363,400)
Net change in affiliate notes                                                      - -                276,821
Increased (decrease) in short-term debt                                        (6,400)                 58,712
                                                                          ------------           ------------
Net cash from (used in) financing activities                                 (125,365)                 48,206
                                                                          ------------           ------------


Increased (decrease) in cash                                                    10,066                (4,825)

Cash at beginning of period                                                      6,549                 17,810
                                                                          ------------           ------------

Cash at end of period                                                     $     16,615           $     12,985
                                                                          ============           ============

See Notes to Condensed Financial Statements.

                             GTE SOUTH INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                             (DOLLARS IN MILLIONS)


(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10- K.

(2) The Company follows the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71). In general, FAS 71 requires companies to depreciate plant and equipment over lives approved by regulators which may extend beyond the assets' actual economic life. FAS 71 also requires deferral of certain costs based upon approvals received from regulators to recover such costs in the future. Consequently, the carrying value of certain assets and liabilities, primarily telephone plant and equipment, may be greater than that which would otherwise be recorded by unregulated enterprises.

In connection with an ongoing review of the continued applicability of FAS 71, the Company has commenced a study of the economic lives of its telephone plant and equipment. The study is expected to be completed by the end of the fourth quarter of 1995. If the Company were to discontinue the application of FAS 71 and compute the effect on its telephone plant and equipment in a manner similar to the seven Regional Bell Operating Companies which have discontinued FAS 71, the after-tax charge resulting from the reduction in carrying value of the Company's property, plant and equipment, which would be non-cash in nature, is estimated to be between $400 and $550. This potential accounting charge will have no effect on the Company's customers or its liquidity and capital resources. Management expects that such a charge, which would be recorded primarily as a reduction of the net book value of the fixed assets of the Company, would not significantly affect depreciation expense on existing plant and equipment in the near future.

(3) Reclassifications of prior year data have been made in the financial statements where appropriate to conform to the 1995 presentation.

                             GTE SOUTH INCORPORATED


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits required by Item 601 of Regulation S-K.

               (3-1) Amended By-Laws (Exhibit 3-1 of the September 30, 1995 Form 10-Q, File No. 2-36292).

                (12)    Statements of Ratio of Earnings to Fixed Charges.

                (27)    Financial Data Schedule.

         (b) GTE South Incorporated filed a report on Form 8-K dated September 28, 1995 on October 2, 1995, under Item 5 "Other Events". No financial statements were filed with this report.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                        GTE SOUTH INCORPORATED
                                            (Registrant)



Date:October 31, 1995                   William M. Edwards, III
                                      ---------------------------
                                        William M. Edwards, III
                                             Controller
                                       (Chief Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                -----------
(3-1) Amended By-Laws (Exhibit 3-1 of the September 30, 1995 Form 10-Q, File No. 2-36292).

 (12)         Statements of Ratio of Earnings to Fixed Charges.

 (27)         Financial Data Schedule.