Form 10-K405
period 1995-12-31
GTE SOUTH INC
filed 1996-03-28
CIK 40878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [Fee Required]

For the fiscal year ended       December 31, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from        to

Commission File Number              2-36292

                            GTE SOUTH INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            VIRGINIA                                    56-0656680
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

  600 Hidden Ridge, HQE04B12 - Irving, Texas              75038
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

Registrant's telephone number, including area code    214-718-5600

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

                                                     YES   X     NO
                                                         -------    -------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
THIS FORM 10-K.     X
                 -------

THE COMPANY HAD 21,000,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 29, 1996. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS

Item

Part I                                                                  Page

       1.    Business                                                          1

       2.    Properties                                                        4

       3.    Legal Proceedings                                                 5

       4.    Submission of Matters to a Vote of Security Holders               5

Part II

       5.    Market for the Registrant's Common Equity and Related
             Shareholder Matters                                               6

       6.    Selected Financial Data                                           7

       7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

       8.    Financial Statements and Supplementary Data                      15

       9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                              39

Part III

      10.    Directors and Executive Officers of the Registrant               40

      11.    Executive Compensation                                           43

      12.    Security Ownership of Certain Beneficial Owners and Management   51

      13.    Certain Relationships and Related Transactions                   52

Part IV

      14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  53

PART I

Item 1.  Business

GTE South Incorporated (the Company), was incorporated in Virginia on July 29, 1947. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. Prior to the sale of properties described below, the Company provided communications services in Georgia, Tennessee and West Virginia.

On November 1, 1993, the Company in a series of transactions exchanged its telephone plant in service, materials and supplies and customers (representing 244,000 access lines) in the state of Georgia for similar assets (including 38,000 access lines) in ALLTEL Corporation's Illinois operations and $446 million in cash. On December 31, 1993, the Company sold its telephone plant in service, materials and supplies and customers (representing 123,000 access lines) in the states of West Virginia and Tennessee to Citizens Utilities Company for $291 million in cash. On December 31, 1993, the Company entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a North Carolina corporation, Contel of South Carolina, Inc., a South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). The Contel Subsidiaries provided communication services in the states of Kentucky, North Carolina, South Carolina and Virginia. The Merger became effective on September 30, 1994 and has been accounted for in a manner similar to a "pooling of interests."

Additional information related to the above transactions can be found in Note 4 and Note 5 of the Company's financial statements included in Item 8. All previously issued financial data included herein has been restated to reflect the combined historical results of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of each period presented.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by leasing interexchange plant facilities and providing such services as billing and collection and operator services to interexchange carriers.

The number of access lines in the states in which the Company operates as of December 31, 1995, was as follows:

                    State                  Access Lines Served
              ----------------            ---------------------
              Virginia                                  551,361
              Kentucky                                  536,094
              North Carolina                            395,963
              South Carolina                            192,424
              Alabama                                   151,838
              Illinois                                   40,772
                                          ---------------------
                 Total                                1,868,452
                                          =====================

At December 31, 1995, the Company had 5,131 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and International Brotherhood of Electrical Workers (IBEW). In 1995, agreements were reached on one contract with the CWA and one contract with the IBEW. During 1996, four contracts with the CWA and one contract with the IBEW will expire.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia as to its intrastate business operations and by the Federal Communications Commission
(FCC) as to its interstate operations. Prior to the sale of properties described above, the state regulatory commissions in Georgia, Tennessee and West Virginia also regulated the Company's intrastate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Illinois, North Carolina and Virginia. In addition, eight states, including Illinois and Kentucky, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.


For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the local-exchange carrier (LEC) may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.


Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 14 of the Company's financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.


INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $163 million re-engineering program. Since the program began in 1994, costs of $88.7 million have been charged to the restructuring reserve -- $64.2 million related to customer service processes, $11.1 million related to administrative processes and $13.4 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Raleigh/Durham, North Carolina; Lexington, Kentucky; and Virginia (Manassas, Virginia Beach, Harrisonburg) to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of the aforementioned properties, located in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1991 to December 31, 1995, the Company made capital expenditures of $1.5 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. The additions were equal to 39% of gross plant of $3.9 billion at December 31, 1995.

In response to recently enacted and pending legislation and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 to the Company's financial statements included elsewhere herein for further detail.

Item 3.  Legal Proceedings

There are no pending legal proceedings, either for or against the Company, which would have a material impact on the Company's financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II


Item 5.  Market for the Registrant's Common Equity and Related Shareholder
Matters

Market information is omitted since the Company's common stock is wholly-owned by GTE Corporation (GTE).


SHAREHOLDER SERVICES
The First National Bank of Boston, Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o        Account information
o        Dividends
o        Market prices
o        Transfer instructions
o        Statements and reports
o        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-617-575-2990.

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Mail Stop 45-02-60
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1995 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE Corporation through the following universal resource:
         http://www.gte.com

Item 6.  Selected Financial Data

GTE South Incorporated

                                                                Years Ended December 31,
                                              -------------------------------------------------------------
Selected Income Statement Items (a)             1995      1994        1993(b) (c)      1992        1991
-----------------------------------           -------------------------------------------------------------
                                                                 (Thousands of Dollars)
Revenues and sales                            $1,319,110   $1,250,404   $1,438,063   $1,426,107  $1,404,274
Operating costs and expenses                     956,958      982,056    1,225,452    1,030,994   1,072,929
                                              -------------------------------------------------------------

Operating income                                 362,152      268,348      212,611      395,113     331,345
Interest - net                                    57,656       57,653       90,276       91,154      91,770
Gain on disposition of assets                         --           --     (63,112)           --          --
Other - net                                     (20,000)        4,200           --           --          --
Income taxes                                     121,897       77,308       85,712      108,869      76,718
                                              -------------------------------------------------------------
Income before extraordinary charges              202,599      129,187       99,735      195,090     162,857
Extraordinary charges (d)                      (509,880)           --           --           --          --
                                              -------------------------------------------------------------
Net income (loss)                             $(307,281)     $129,187      $99,735     $195,090    $162,857
                                              =============================================================

Dividends declared on common stock              $117,892     $168,660     $341,998     $119,500    $127,367
Dividends declared on preferred stock                157          171          177          186         197
-----------------------------------------------------------------------------------------------------------

                                                                   As of December 31,
                                              -------------------------------------------------------------
Selected Balance Sheet Items                    1995         1994       1993 (b)       1992        1991
----------------------------                  -------------------------------------------------------------
                                                                 (Thousands of Dollars)
Property, plant and equipment, net (d)        $1,566,183   $2,402,927   $2,379,039   $2,895,282  $2,811,400
Total assets                                   1,902,748    2,762,128    3,174,642    3,293,635   3,147,550
Long-term debt and preferred stock,
  subject to mandatory redemption                726,060      597,213      566,705      999,848     970,320
Shareholders' equity                             605,358    1,030,678    1,070,320    1,312,760   1,237,342
-----------------------------------------------------------------------------------------------------------


(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.
(b) In 1993, the Company sold 329,000 net access lines through property repositioning.
(c) Operating income in 1993 included a $163 million pre-tax charge for restructuring costs which reduced net income by $100.4 million.
(d) See Note 2 to the financial statements included in Item 8.

Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE South Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. Prior to the sale of properties described in Note 5 of the financial statements included in Item 8, the Company also provided these services in Georgia, Tennessee and West Virginia. At December 31, 1995, the Company served 1,868,452 access lines in its service territories.

On December 31, 1993, the Company entered into an Agreement of Merger with Contel of Kentucky, Inc., Contel of North Carolina, Inc., Contel of South Carolina, Inc. and Contel of Virginia, Inc. (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). The Merger became effective on September 30, 1994 and has been accounted for in a manner similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of each period presented and reflect the elimination of significant intercompany transactions.

RESULTS OF OPERATIONS

                                                   Years Ended December 31,
                                       --------------------------------------------
                                          1995             1994             1993
                                       ----------      -----------    -------------
      Net income (loss)                $  (307.3)      $     129.2     $       99.7


The net loss for 1995 includes an extraordinary charge of $497.5 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995 and an extraordinary after-tax charge of $12.4 related to the early retirement of debt. Excluding these charges, net income increased 57% or $73.4 in 1995. The 1995 increase is primarily due to continued customer growth, lower operating costs and expenses, the reversal of $20 of reserves related to expired warranties on properties sold during 1993 and $4.2 of fees associated with the early retirement of debt recorded in 1994, partially offset by higher depreciation costs.

Net income for 1993 includes the gain from the sale of and results of operations of non-strategic properties sold in the fourth quarter of 1993 and one-time charges to restructure operations and complete enhanced early retirement and voluntary separation programs. Excluding these special items, net income decreased 24% or $40.6 in 1994. The 1994 decrease is primarily due to increased operating costs and expenses, partially offset by increased revenues and sales and decreased interest costs.

REVENUES AND SALES

                                                                  Years Ended December 31,
                                                           -------------------------------------------
                                                              1995             1994             1993
                                                           ---------        ---------         --------
         Local services                                    $   503.0        $   474.5        $   541.3
         Network access services                               494.9            481.6            599.8
         Toll services                                         144.1            125.8             82.9
         Other services and sales                              177.1            168.5            214.1
                                                           ---------        ---------        ---------

            Total revenues and sales                       $ 1,319.1        $ 1,250.4        $ 1,438.1
                                                           =========        =========        =========


Total revenues and sales increased 5% or $68.7 and decreased 13% or $187.7 during 1995 and 1994, respectively.

Local service revenues are comprised mainly of fees charged to customers for providing local-exchange service. Local service revenues increased 6% or $28.5 in 1995 and decreased 12% or $66.8 in 1994. The number of access lines increased 5% in 1995, generating $12.7 of additional revenues. The 1995 increase is also due to a $5.9 increase in revenues from new services, including Integrated Services Digital Network (ISDN), a $3.9 growth in sales of Centranet(R) services and a $3 growth in revenues from enhanced custom calling features.

Excluding revenues from the repositioned properties, local service revenues increased 4% or $19.6 in 1994. The 1994 increase is due to customer growth experienced through a 6% gain in access lines and increased revenues from sales of Centranet(R) services and enhanced custom calling features.

Network access service revenues are fees charged to interexchange carriers that use the local telecommunication network to provide long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Network access service revenues increased 3% or $13.3 in 1995 and decreased 20% or $118.2 in 1994. The 1995 increase is primarily due to a 9% increase in minutes of use, which generated additional revenues of $11.5. The 1995 increase is also due to a $2.6 increase in end user access charge revenues, a $2.5 increase in Universal Service Fund support and $2.7 of favorable carrier settlements recorded in 1995. These increases are partially offset by a $4.8 reduction in interstate access revenues associated with affiliate audit price changes and a $4.7 decrease in revenues related to a revised estimate of shareable earnings recorded in the second quarter of 1995.

Excluding revenues from the repositioned properties, network access service revenues decreased 1% or $2.6 in 1994. The 1994 decrease is primarily due to the Company's transition to an Originating Responsibility Plan (ORP). The Company adopted the ORP for intraLATA settlements in North Carolina and South Carolina, effective January 1, 1994, and in Kentucky, effective March 1, 1994. The negative impact on network access revenues is partially offset by increases in toll revenue, increases in access charge payments and transitional support payments received by the Company for a portion of the net revenue loss between ORP and the previous pooling arrangements. The support payments phase out through 1997. The 1994 decrease is also due to the final phase out of transitional support payments received from the National Exchange Carrier Association (NECA). As of April 1, 1993, the Company no longer receives transitional support funds and began making long-term support payments to NECA as required by the Federal Communications Commission. The decrease is partially offset by a 10% increase in minutes of use.

The Company's revenues for toll services are provided from customer billings as well as settlement arrangements with various telephone companies. Toll service revenues increased 15% or $18.3 and 52% or $42.9 in 1995 and 1994, respectively. The 1995 increase is primarily due to $19.2 of favorable toll settlements, partially offset by a $0.9 decline in toll activity resulting from competition.

Excluding revenues from the repositioned properties, toll service revenues increased 82% or $56.3 in 1994. The 1994 increase is primarily due to the transition to ORP from the access-based plans as discussed above.

Other services and sales revenues increased 5% or $8.6 in 1995 and decreased 21% or $45.6 in 1994. The 1995 increase is due to a $12 increase in voice and data equipment sales, primarily Lineskeeper(R) service, a protection service for inside wiring. The 1995 increase is also due to a $7.8 increase in DataBase 800 service. These increases are partially offset by a $6.9 decrease in billing and collection revenues, a $2.8 decrease in directory advertising revenue due to lower directory sales and timing of directory publications and a $2.4 decrease in rent revenues related to the transition to the ORP mentioned above.

Excluding revenues from the repositioned properties, other services and sales revenues decreased 7% or $13.2 in 1994. The 1994 decrease is primarily due to lower billing and collection revenues and rent revenues.

  OPERATING COSTS AND EXPENSES

                                                                  Years Ended December 31,
                                                           -------------------------------------------
                                                              1995             1994             1993
                                                           ---------        ---------         --------
         Cost of services and sales                        $   479.1        $   506.5         $  523.3
         Selling, general and administrative                   203.5            212.7            247.4
         Depreciation and amortization                         274.4            262.9            291.8
         Restructuring costs                                      --               --            163.0
                                                           ---------        ---------         --------

            Total operating costs and expenses             $   957.0        $   982.1         $1,225.5
                                                           =========        =========         ========


Total operating costs and expenses decreased 3% or $25.1 and 20% or $243.4 during 1995 and 1994, respectively. The 1995 decrease is primarily the result of lower cost of services and sales and selling, general and administrative costs, reflecting the favorable effects of ongoing cost-reduction programs from process re-engineering activities, partially offset by higher depreciation costs. These decreases are primarily due to an $8.7 decrease in the provision for uncollectible accounts, an $8 decrease in material costs, a $7.5 decrease in charges related to unbillable calling card calls and $12.9 of nonrecurring unfavorable settlement activities recorded in the third quarter of 1994. The 1995 decrease is also due to $5.1 of lower labor and benefit costs. These decreases are partially offset by an $11.5 increase in depreciation costs, primarily related to higher gross plant balances and rate changes in Kentucky and North Carolina effective in June 1994, and a $7.1 increase in access charges under the ORP, as mentioned above, to other local exchange companys (LECs) for intraLATA toll calls that are originated by the Company and terminated by another LEC.

Excluding the one-time re-engineering charge, operating costs and expenses decreased 8% or $80.4 in 1994. This decrease is primarily due to the operating costs of the repositioned properties recorded prior to the sale on November 1, 1993. The 1994 decrease was partially offset by increased payments of access charges under the ORP, as mentioned above, to other LECs for intraLATA toll calls that are originated by the Company and terminated by another LEC. The 1994 decrease is also offset by higher depreciation costs associated with increased plant balances, increased billing and collection costs and nonrecurring unfavorable settlement activities recorded in the third quarter of 1994.

  OTHER (INCOME) EXPENSES

                                                                  Years Ended December 31,
                                                           -------------------------------------------
                                                              1995             1994             1993
                                                           ---------        ---------         --------
         Interest - net                                    $    57.7         $   57.7         $   90.3
         Gain on disposition of assets                            --               --            (63.1)
         Other - net                                           (20.0)             4.2               --
         Income taxes                                          121.9             77.3             85.7

Interest - net remained virtually unchanged for 1995. Interest - net decreased 36% or $32.6 in 1994. The 1994 decrease is primarily attributable to lower long-term debt levels. During November and December 1993, the Company called $394 million of high-coupon first mortgage bonds with proceeds from the sale of non-strategic properties. This decrease was partially offset by increases in interest rates on short-term debt.

Other - net was $20 income and $4.2 expense for 1995 and 1994, respectively. The 1995 income represents the reversal of $20 of representation and warranty reserves related to certain 1993 property dispositions for which the period of exposure has expired. The 1994 expense is $4.2 of fees associated with the early retirement of debt recorded in the second and third quarters of 1994.

Income taxes increased 58% or $44.6 in 1995 and decreased 10% or $8.4 in 1994. The 1995 increase is primarily due to the increase in pre-tax income and adjustments in prior years' tax liabilities. The 1994 decrease is related primarily to the sale and exchange of repositioned properties mentioned above partially offset by the increase in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. A $3,490 line of credit is available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs. In February and March 1996, the Company issued $125 of 6.0% debentures and $250 of 7.5% debentures, respectively, to refinance commercial paper outstanding at December 31, 1995 (see Note 16 to the financial statements included in Item 8). Subsequent to these financings, the Company currently has an existing shelf registration statement for an additional $225 of debentures.

The Company's primary source of funds during 1995 was cash from operations of $437 compared to $278.1 for the same period in 1994. The year-to-year increase in cash from operations is primarily the result of tax payments of $170.7 made in the first quarter of 1994, related to the disposition of nonstrategic properties in late 1993, as well as improved results from operations. These increases are partially offset by an increase in working capital. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during 1995 were $248.5 compared to $279.8 during the same period in 1994. The declining requirements for modernization of current facilities offset the expenditures associated with continued growth in access lines and introduction of new products and services, including broadband digital services. The Company anticipates construction costs for 1996 to be slightly lower than capital expenditures incurred during 1995.

Cash used in financing activities was $163.8 in 1995 compared to $9.5 in 1994. Financing included short-term borrowings of $277.9 in 1995 compared to $357.5 in 1994, including the collection of $366.1 of an affiliate note receivable related to the 1993 disposition of nonstrategic properties. In December 1995, the Company called $248.2 of long-term debt prior to stated maturity with proceeds from the short-term borrowings. The cost of calling this debt is reflected as an after-tax charge of $12.4 in the statements of income (as discussed in Note 2 of the financial statements included in Item 8). The Company retired an additional $62.5 of long-term debt and preferred stock in 1995 compared to total retirements of $126.3 in 1994. In August 1994, the Company issued $150 million of 7.25% Debentures, Series B, due 2002 for the purpose of financing the Company's construction program. The Company made dividend payments of $118.3 in 1995 compared to $388.5 in 1994, partially funded by the proceeds from the collection of the affiliate note receivable discussed above.

   REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia as to its intrastate business operations and by the Federal Communications Commission
(FCC) as to its interstate operations. Prior to the sale of properties described above, the state regulatory commissions in Georgia, Tennessee and West Virginia also regulated the Company's intrastate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services and specialized communications companies that have constructed new systems in certain markets to bypass the local-exchange network. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless and cable TV companies, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. Through 1995, local competition has been authorized in fifteen states, including Illinois, North Carolina and Virginia. In addition, eight states, including Illinois and Kentucky, have concluded that intraLATA 1+ competition is in the public interest. These states have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. The Telecommunications Act requires GTE to negotiate intraLATA dialing parity provisions with its competitors. In subsequent negotiations, GTE will address implementation of 1+ in those states which have not previously ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into GTE markets.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap. The FCC is considering how the price cap plan should be modified in the future in order to adapt the system to the emergence of competition.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 14 of the Company's financial statements included in Item 8.

The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.

The Company intends to continue to respond aggressively to regulatory and legal developments that allow for increased competition and opportunities in the marketplace. The Company expects its financial results to benefit from reduced costs and the introduction of new products and services that will result in increased usage of its telephone networks. However, it is likely that such improvements will be offset, in part, by continued strategic pricing reductions and the effects of increased competition.


INITIATIVES

In 1995, the Company continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

Restructuring and Cost Control

During 1995, the Company continued the implementation of its $163 re-engineering program.  Since the program began in 1994, costs of $88.7 have been charged to the restructuring reserve -- $64.2 related to customer service processes, $11.1 related to administrative processes and $13.4 related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various centers, software enhancements and separation benefits associated with workforce reductions. The continued implementation of this program positions the Company to accelerate delivery of a full array of voice, video and data services and to reach its stated objective of being the easiest company to do business with in the industry.

World Class Network

During 1995, the Company deployed its ISDN-based World Class Network in Raleigh/Durham, North Carolina; Lexington, Kentucky; and Virginia (Manassas, Virginia Beach, Harrisonburg) to provide advanced communications for business customers. This program includes sophisticated high-speed, digital fiber-optic rings, a high-capacity switching network (known as SONET), and a new centralized operations center that monitors the entire network. These SONET rings are an integral part of the high-speed information network that enables the Company to provide advanced services such as high-speed data transmission and video conferencing.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.   Financial Statements and Supplementary Data

GTE South Incorporated
STATEMENTS OF INCOME  (Note 4)

Years Ended December 31                                               1995             1994             1993
-----------------------                                            ----------        ---------       -----------
                                                                            (Thousands of Dollars)
Revenues and sales (a):
  Local services                                                   $  502,975        $ 474,502       $   541,281
  Network access services                                             494,892          481,555           599,776
  Toll services                                                       144,079          125,814            82,889
  Other services and sales                                            177,164          168,533           214,117
                                                                   ----------        ---------       -----------

   Total revenues and sales                                         1,319,110        1,250,404         1,438,063
                                                                   ----------        ---------       -----------

Operating costs and expenses (b):
  Cost of services and sales                                          479,060          506,485           523,303
  Selling, general and administrative                                 203,532          212,694           247,389
  Depreciation and amortization                                       274,366          262,877           291,767
  Restructuring                                                            --               --           162,993
                                                                   ----------        ---------       -----------

   Total operating costs and expenses                                 956,958          982,056         1,225,452
                                                                   ----------        ---------       -----------
Operating income                                                      362,152          268,348           212,611

Other (income) expense:
  Interest - net                                                       57,656           57,653            90,276
  Gain on disposition of assets                                            --               --          (63,112)
  Other - net                                                        (20,000)            4,200               --
                                                                   ----------        ---------       -----------

Income before income taxes                                            324,496          206,495           185,447
  Income taxes                                                        121,897           77,308            85,712
                                                                   ----------        ---------       -----------
Income before extraordinary charges                                   202,599          129,187            99,735
  Extraordinary charges                                             (509,880)               --                --
                                                                   ----------        ---------       -----------
Net income (loss)                                                  $(307,281)       $ 129,187        $    99,735
                                                                   ==========        =========       ===========


(a) Includes billings to affiliates of $37,247, $39,883 and $31,558 for the years 1995-1993, respectively.
(b) Includes billings from affiliates of $85,069, $55,823 and $78,212 for the years 1995-1993, respectively.


See Notes to Financial Statements.

GTE South Incorporated
BALANCE SHEETS

December 31                                                                            1995             1994
-----------                                                                        -----------      ------------
ASSETS
Current assets:
  Cash and temporary investments                                                   $    31,271      $     6,549
  Receivables, less allowances of $17,081 and $24,090                                  171,593          221,195
  Inventories and supplies                                                              17,510           14,461
  Deferred income tax benefits                                                          13,361           26,896
  Other                                                                                 12,288            7,617
                                                                                   -----------      -----------
   Total current assets                                                                246,023          276,718
                                                                                   -----------      -----------


Property, plant and equipment, net                                                   1,566,183        2,402,927

Other assets                                                                            90,542           82,483
                                                                                   -----------      -----------
Total assets                                                                       $ 1,902,748      $ 2,762,128
                                                                                   ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                                 $16,140      $   171,022
  Accounts payable                                                                      68,060           65,382
  Affiliate payables and accruals                                                       24,230           44,060
  Advanced billings and customer deposits                                               30,258           27,022
  Taxes payable                                                                         35,711           53,351
  Accrued interest                                                                       8,213           12,286
  Accrued payroll costs                                                                 35,621           34,036
  Dividends payable                                                                         18              290
  Accrued restructuring costs                                                           74,254           41,460
  Repositioning reserves and other                                                      60,471           86,051
                                                                                   -----------      -----------
   Total current liabilities                                                           352,976          534,960
                                                                                   -----------      -----------

Non-current liabilities:
  Long-term debt                                                                       723,304          594,187
  Deferred income taxes                                                                 78,722          370,217
  Employee benefit obligations                                                         135,327          106,779
  Restructuring costs                                                                       --           86,490
  Other liabilities                                                                      4,305           35,791
                                                                                   -----------      -----------
   Total non-current liabilities                                                       941,658        1,193,464
                                                                                   -----------      -----------
Preferred stock, subject to mandatory redemption                                         2,756            3,026
                                                                                   -----------      -----------

Shareholders' equity:
  Preferred stock                                                                          412              412
  Common stock (21,000,000 shares issued)                                              525,000          525,000
  Additional paid-in capital                                                            58,320           58,310
  Retained earnings                                                                     21,626          446,956
                                                                                   -----------      -----------
   Total shareholders' equity                                                          605,358        1,030,678
                                                                                   -----------      -----------
Total liabilities and shareholders' equity                                         $ 1,902,748      $ 2,762,128
                                                                                   ===========      ===========

See Notes to Financial Statements.

GTE South Incorporated
STATEMENTS OF CASH FLOWS (Note 4)

Years Ended December 31                                                1995            1994             1993
-----------------------                                             ----------       ---------        ---------
                                                                            (Thousands of Dollars)
Operations:
  Income before extraordinary charges                               $ 202,599        $ 129,187        $  99,735
  Adjustments to reconcile income before extraordinary
   charges to net cash from operations:
   Depreciation and amortization                                      274,366          262,877          291,767
   Deferred income taxes                                               31,719         (24,846)        (178,197)
   Restructuring costs                                                     --               --          162,993
   Gain on disposition of assets, net of tax                               --               --         (36,171)
   Tax payments on disposition                                             --        (170,684)              --
   Provision for uncollectible accounts                                22,229           31,364           20,302
   Change in current assets and current liabilities:
     Receivables - net                                                 27,373         (21,805)         (10,227)
     Other current assets                                             (7,720)           13,626          (5,098)
     Accrued taxes and interest                                      (16,954)           80,604          136,318
     Other current liabilities                                       (60,521)         (32,882)         (90,211)
   Other - net                                                       (36,056)           10,619          105,949
                                                                    ---------        ---------        ---------

   Net cash from operations                                           437,035          278,060          497,160
                                                                    ---------        ---------        ---------

Investing:
Capital expenditures                                                (248,469)        (279,791)        (301,334)
Acquisition of assets                                                      --               --         (42,919)
Proceeds from sale of assets                                               --               --         806,683
Other - net                                                                --               --        (106,836)
                                                                    ---------        ---------        ---------
   Net cash provided from (used in) investing                       (248,469)        (279,791)         355,594
                                                                    ---------        ---------        ---------

Financing:
Long-term debt issued                                                      --          147,792               --
Long-term debt and preferred stock retired                          (310,652)        (126,343)        (387,521)
Dividends                                                           (118,321)        (388,460)        (142,736)
Increase (decrease) in short-term obligations, excluding
  current maturities                                                  277,900          357,481         (312,095)
Other - net                                                          (12,771)              --               --
                                                                    ---------        ---------        ---------

   Net cash used in financing                                       (163,844)          (9,530)        (842,352)
                                                                    ---------        ---------        ---------

Increase (decrease) in cash and temporary investments                  24,722         (11,261)          10,402

Cash and temporary investments:
  Beginning of year                                                     6,549           17,810            7,408
                                                                    ---------        ---------        ---------
  End of year                                                       $  31,271        $   6,549        $  17,810
                                                                    =========        =========        =========
Cash paid (refunded) during the year for:
  Interest                                                          $  62,625        $  50,890        $ 106,933
  Income taxes                                                         95,850          214,397         (20,404)

See Notes to Financial Statements.

GTE South Incorporated
STATEMENTS OF SHAREHOLDERS' EQUITY (Note 4)


                                                                           Additional
                                               Preferred       Common       Paid-In     Retained
                                                 Stock         Stock        Capital      Earnings        Total
                                               ---------      ---------    ----------    ---------    -----------
                                                                    (Thousands of Dollars)
Shareholders' equity, December 31, 1992        $     412      $ 525,000     $  58,308    $ 729,040    $ 1,312,760
Net income                                                                                  99,735         99,735
Dividends declared                                                                       (342,175)      (342,175)
                                               ---------      ---------    ----------    ---------    -----------
Shareholders' equity, December 31, 1993              412        525,000        58,308      486,600      1,070,320

Net income                                                                                 129,187        129,187
Dividends declared                                                                       (168,831)      (168,831)
Redemption of preferred stock below
  stated par                                                                        2           --              2
                                               ---------      ---------    ----------    ---------    -----------
Shareholders' equity, December 31, 1994              412        525,000        58,310      446,956      1,030,678

Net loss                                                                                 (307,281)      (307,281)
Dividends declared                                                                       (118,049)      (118,049)
Redemption of preferred stock below
  stated par                                                                       10           --             10
                                               ---------      ---------    ----------    ---------    -----------
Shareholders' equity, December 31, 1995        $     412      $ 525,000    $   58,320    $  21,626    $   605,358
                                               =========      =========    ==========    =========    ===========


See Notes to Financial Statements.

GTE South Incorporated
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE South Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1995, the Company served 1,868,452 access lines in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. Prior to the sale of properties described in Note 5, the Company also provided these services in Georgia, Tennessee and West Virginia. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with generally accepted accounting principles which require that management make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.

The Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71), in the fourth quarter of 1995 (see Note 2). The 1995 financial presentation reflects account classifications consistent with unregulated enterprises operating in a competitive environment. Specifically, uncollectible revenue accounts have been reclassified from revenues and sales to selling, general and administrative expenses. Reclassifications of prior-year data have been made, where appropriate, to conform to the 1995 presentation.

TRANSACTIONS WITH AFFILIATES

Certain affiliated companies, which are not subsidiaries of the Company, supply construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $56.8 million, $73.1 million and $120.9 million for the years 1995-1993, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by the affiliates.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $85.1 million, $55.8 million and $78.2 million for the years 1995-1993, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's financial statements include allocated expenses based on sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission (FCC).

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $37.2 million, $39.9 million and $31.6 million for the years 1995-1993, respectively.

TELEPHONE PLANT

The Company has historically provided for depreciation on a straight-line basis over asset lives approved by regulators. Beginning in 1996, the Company will provide for depreciation on a straight-line basis over the estimated economic
lives of its assets (see Note 2).   Maintenance and repairs of property are
charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on accumulated benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), effective January 1, 1993. FAS 112 requires employers to accrue the future cost of benefits provided to former or inactive employees and their dependents after employment but before retirement. Previously, the cost of these benefits was charged to expense as paid. The impact of this change in accounting on the Company's results of operations was immaterial.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between financial and tax reporting bases and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

COMPUTER SOFTWARE

The cost of computer software for internal use, except initial operating system software, is charged to expense as incurred. Initial operating system software is capitalized and amortized over the life of the related hardware.

CASH AND TEMPORARY INVESTMENTS

Cash and temporary investments include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in March 1995, which is effective January 1, 1996. FAS 121 requires that an impairment loss be recognized when circumstances indicate that the carrying amount of an asset may not be recoverable. In discontinuing the application of FAS 71, the Company used a methodology similar to FAS 121 in determining the amount of asset impairments. Accordingly, the issuance of FAS 121 will not have a significant impact on the Company's financial statements.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As permitted by FAS 123, the Company will continue to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and adopt the disclosure requirements of FAS 123 beginning in 1996. Accordingly, the issuance of FAS 123 will not impact the Company's financial position or results of operations.

2.  EXTRAORDINARY CHARGES

In response to recently enacted and pending legislation (see Note 14) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $497.5 million (net of tax benefits of $323.3 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. The amount of the charge was based on an analysis of the discounted cash flows expected to be generated by the embedded telephone plant and equipment over their remaining economic lives. In addition to the one-time charge, the Company, beginning in 1996, will shorten the depreciable lives of its telephone plant and equipment as follows as a result of the discontinuance of FAS 71:

                                                      Depreciable Lives
                                             ----------------------------------
                                                 Average
          Asset Category                         Before               After
         ---------------                     ---------------    ---------------
          Copper                                  20-30                 15
          Switching                               17-19                 10
          Circuit                                 11-13                  8
          Fiber                                   25-30                 20

In addition, during 1995, the Company redeemed prior to stated maturity, approximately $248.2 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $12.4 million (net of tax benefits of $8.1 million).

3.  RESTRUCTURING COSTS

Results for 1993 include one-time pre-tax restructuring costs of $163 million, which reduced net income by $100.4 million, primarily for incremental costs related to implementation of the Company's three-year re-engineering plan. The re-engineering plan will redesign and streamline processes to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The implementation of the plan is expected to result in costs of $110 million to re-engineer customer service processes and $39.6 million to re-engineer administrative processes. The restructuring costs also include $13.4 million primarily for the consolidation of facilities and operations and other related costs. Implementation of the re-engineering plan began during 1994 and is expected to be substantially completed by the end of 1996.

Costs of $88.7 million have been incurred since the plan's inception including $64.2 million related to customer service processes, $11.1 million related to administrative processes and $13.4 million related to the consolidation of facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

During 1993, the Company offered various voluntary separation programs to its employees. These programs resulted in a pre-tax charge of $12.4 million which reduced 1993 net income by $7.8 million.

4.  LEGAL ENTITY MERGER

On December 31, 1993, the Company entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a North Carolina corporation, Contel of South Carolina, Inc., a South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). The Merger became effective on September 30, 1994 and has been accounted for similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations of the Company and the Contel Subsidiaries as though the Merger had occurred at the beginning of each period presented, and reflect the elimination of significant intercompany transactions.

Listed below are details of the results of operations of the previously separate enterprises that are included in the current combined net income for the year ended December 31, 1993:

                                                       Contel         Contel
                        GTE South       Contel         North          South          Contel         GTE South
                       (Pre-Merger)    Kentucky       Carolina       Carolina       Virginia      (Post-Merger)
                       ------------  -----------     -----------    ------------   -----------    -------------
                                                       (Thousands of Dollars)
Revenues and sales     $    970,247   $    60,442    $    81,482     $    12,790   $    313,102    $  1,438,063
Operating income            130,881        17,025         22,188           2,631         39,886         212,611
Net income                   61,346         9,094         11,488           1,392         16,415          99,735

5.  PROPERTY REPOSITIONING

On November 1, 1993, in a series of transactions, the Company exchanged its telephone plant in service, materials and supplies and customers (representing 244,000 access lines) in the state of Georgia for similar assets (including 38,000 access lines) in ALLTEL Corporation's Illinois operations and $446 million in cash. This transaction was accounted for as a sale. The net sales proceeds exceeded the book value of assets and liabilities sold and a pre-tax gain of $29 million was recognized on the transaction.

On December 31, 1993, the Company sold its telephone plant in service, materials and supplies and customers (representing 123,000 access lines) in the states of West Virginia and Tennessee to Citizens Utilities Company for $291
million in cash.  This transaction was accounted for as a sale.   The net sales
proceeds exceeded book value and a pre-tax gain of $34 million was recognized on the transaction.

The accompanying statements of income include the results of operations, through the date of sale, of the ALLTEL and Citizens repositioned properties. For comparability, the table below includes 1993 pro forma adjustments to remove the gain from sale and operating results of these repositioned properties, to include the operating results of properties acquired and to reflect interest savings resulting from applying the proceeds to the repayment of debt, as if the ALLTEL and Citizens transactions occurred as of the beginning of 1993. Income before extraordinary charges and operating income for the year ended December 31, 1993 exclude the one-time charges for restructuring and the enhanced early retirement and voluntary separation programs. Income before extraordinary charges for 1993 also excludes after-tax gains of $36.2 million related to the ALLTEL and Citizens transactions.

                                                                            Years Ended December 31,
                                                               ------------------------------------------------
                                                                   1995              1994               1993
                                                               ------------      -------------      -----------
                                                                           (Thousands of Dollars)

Revenues and sales                                             $  1,319,110      $   1,250,404         $1,200,205
Operating income                                                    362,152            268,348            332,229
Income before extraordinary charges                                 202,599            129,187            169,768

6.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, consists of 4,119 authorized and outstanding shares of the 5.20%, $100 par value Series, at December 31, 1995 and 1994. Cumulative preferred stock, subject to mandatory redemption, exclusive of amounts held in treasury, is as follows:

                                                Shares
                                             ---------

Authorized                                     258,314
                                             ---------


                                                                       December 31
                                             --------------------------------------------------------------
                                                       1995                              1994
                                             ---------------------------       ----------------------------

Outstanding                                    Shares           Amount           Shares           Amount
                                             ---------        ----------       ----------      ------------
  $25 Par Value --                                      (Thousands of Dollars)             (Thousands of Dollars)
   4.64% Series                                 68,200        $   1,705           75,400       $    1,885
  $50 Par Value --
   5.00% Series                                 10,025              501           11,035              552
   5.16% Series                                 10,986              550           11,776              589
                                             ---------        ----------       ----------      ------------
  Total                                         89,211        $   2,756           98,211       $    3,026
                                             =========        ==========       ==========      ============

The outstanding preferred stock is redeemable at any time, in whole or in part, on thirty days notice. The 4.64% Series requires the Company to redeem a minimum of 3,600 shares annually at a price not in excess of $25 per share.
The Company purchased 3,600 shares of the 4.64% Series in each of the years from 1993 through 1995. In addition, 3,600 shares of the 4.64% Series were purchased for treasury stock during 1995.

The Company is also required to redeem each year at not more than $50 per share, a minimum of 1,210 and 790 shares of the 5.00% and 5.16% Series, respectively. During 1995, the Company purchased 1,010 and 790 shares of the 5.00% and 5.16% Series, respectively, and fulfilled the remainder of the requirement through treasury stock. During 1994, the Company met this requirement through the purchase of 1,210 and 790 shares of 5.00% and 5.16% Series, respectively. In addition, 200 shares of the 5.00% Series were purchased for treasury stock. During 1993, the Company purchased 985 and 790 shares of the 5.00% and 5.16% Series, respectively, and fulfilled the remainder of the requirement through treasury stock.

The aggregate redemption requirement of preferred stock subject to mandatory redemption is $190,000 in each of the years 1996-2000.

The Company held as treasury shares, 3,600 shares of 4.64% Series preferred stock at December 31, 1995 and 200 shares of 5.00% Series preferred stock at December 31, 1994. No shares of preferred stock were reserved for officers or employees, or for options, warrants, conversions or other rights.

The preferred shareholders are entitled to voting rights (on an equal basis with the common shareholder) in the event that dividends in arrears are equal to or exceed the amount of annual dividends. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1995.

7.  COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1995, $20.2 million of retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Articles of Incorporation. In addition, as a result of the discontinuance of FAS 71 discussed in Note 2, the Company is currently restricted from making a full payment of cash dividends on common stock.

8.  DEBT

Long-term debt as of December 31 was as follows:

                                                                              1995                  1994
                                                                         -------------          ------------
                                                                             (Thousands of Dollars)
First mortgage bonds:
   4.65  % Series,      due 1995                                            $       --          $    5,000
   4.65  % Series M,    due 1995                                                    --               7,304
   4.8   % Series Q,    due 1995                                                    --                 630
   12.5  % Series TT,   due 1994 (a)                                                --               3,500
   6 1/4 % Series,      due 1997                                                 6,500               6,500
   5.875 % Series K,    maturing through 1997                                      740                 750
   6 3/8 % Series N,    due 1997                                                 9,352               9,352
   5.875 % Series EE,   maturing through 1997                                    1,925               1,950
   8.0   % Series II,   due 1998                                                    --               2,590
   8.0   % Series FF,   due 1999                                                    --               1,950
   8.0   % Series T,    due 2001                                                20,750              20,750
   8.5   % Series U,    due 2001                                                    --               1,333
   8.375 % Series GG,   due 2001                                                    --               1,560
   7 5/8 % Series U,    due 2002                                                20,995              20,995
   8.625 % Series OO,   due 2002                                                    --               3,200
   7 3/4 % Series,      due 2003                                                10,886              10,886
   8.0   % Series V,    maturing through 2003                                    1,870               2,035
   8.375 % Series JJ,   due 2004                                                    --               2,000
   10.54 % Series VV,   maturing through 2008                                   22,941              24,706
   9.875 % Series PP,   due 2009                                                    --               8,900
   8.88  % Series WW,   maturing through 2009                                   32,941              35,294
   9.0   % Series FF,   due 2029                                                    --             100,000
   9 3/8 % Series GG,   due 2030                                                    --             125,000

Debentures:
   6 1/4 %,             due 1997                                                75,000              75,000
   7.250 %Series B,     due 2002                                               150,000             150,000

Unsecured notes payable:
   8.25  %,             maturing through 1997                                      740                 800
   9.5   %,             due 2010                                                    --               2,824

Other:
  4.4925 % GTE Finance Corporation promissory note, due 1995                        --              40,000
  Commercial paper refinanced on a long-term basis                             375,000                  --
  Capitalized leases                                                               163                 389
                                                                            ----------          ----------
  Total principal amount                                                       729,803             665,198
Less: discount and premium - net                                                (2,059)             (8,789)
                                                                            ----------          ----------

  Total                                                                        727,744             656,409

Less: current maturities                                                        (4,440)            (62,222)
                                                                            ----------          ----------
  Total long-term debt                                                      $  723,304          $  594,187
                                                                            ==========          ==========

(a)This Series of debt matured on December 31, 1994. Due to timing, the actual payment was not processed until January 3, 1995.

Long-term debt as of December 31, 1995 includes $125 million of commercial paper which was refinanced by the issuance of $125 million of 6.0% debentures in February 1996. Long-term debt as of December 31, 1995 also includes $250 million of commercial paper which was refinanced in March 1996. These financings are further discussed in Note 16.

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

Estimated payments of long-term debt during the next five years are: $4.4 million in 1996; $98.5 million in 1997; $4.3 million in 1998; $4.3 million in 1999; and $4.3 million in 2000.

Total short-term obligations as of December 31 were as follows:

                                                                                 1995                 1994
                                                                             -------------        ------------
                                                                                  (Thousands of Dollars)
Commercial paper - average rates 5.7% and 5.9%                               $      11,700        $    108,800
Current maturities of long-term debt                                                 4,440              62,222
                                                                             -------------        ------------
  Total                                                                      $      16,140        $    171,022
                                                                             =============        ============

A $3.5 billion credit line is available to the Company through shared lines of credit with GTE and other affiliates. Most of these arrangements require payment of annual commitment fees of .1% of the unused lines of credit.

9.  FINANCIAL INSTRUMENTS

During 1995, the Company entered into forward contracts to sell $250 million of U.S. Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company has called and subsequently refinanced on March 22, 1996, as further discussed in Note 16.

The risk associated with these off-balance sheet financial instruments arises from the possible inability of counterparties to meet the contract terms and from movements in interest rates. The Company carefully evaluates and continually monitors the creditworthiness of its counterparties and believes the risk of non-performance is remote.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1995, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $23 million. The estimated fair value of long-term debt as of December 31, 1994, was lower than the carrying value by approximately $16 million.

10.  INCOME TAXES

The income tax provision is as follows:

                                                                      1995             1994            1993
                                                                   ----------        ---------       ----------
                                                                            (Thousands of Dollars)
Current:
  Federal                                                          $   75,796        $  77,196       $  236,172
  State                                                                14,382           24,957           27,459
                                                                   ----------        ---------       ----------
                                                                       90,178          102,153          263,631
                                                                   ----------        ---------       ----------
Deferred:
  Federal                                                              30,498          (19,833)        (153,521)
  State                                                                 6,121              768          (11,237)
                                                                   ----------        ---------       ----------
                                                                       36,619          (19,065)        (164,758)
                                                                   ----------        ---------       ----------

Amortization of deferred investment tax credits                        (4,900)          (5,780)         (13,161)
                                                                   ----------        ---------       ----------
   Total                                                           $  121,897        $  77,308       $   85,712
                                                                   ==========        =========       ==========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the statements of income is as follows:

                                                                      1995             1994             1993
                                                                   ----------        ---------       ----------
                                                                            (Thousands of Dollars)
Amounts computed at statutory rates                                 $113,519          $72,273          $64,906
  State income taxes, net of federal income tax benefits              13,327           16,721           10,544
  Amortization of deferred investment tax credits                     (4,900)          (5,780)         (13,161)
  Depreciation of telephone plant construction costs
   previously deducted for tax purposes - net                          3,212            4,183            5,097
  Rate differentials applied to reversing temporary differences       (4,242)          (2,450)          (3,193)
  Other differences, including impact of repositioning                   981           (7,639)          21,519
                                                                    --------          -------          -------
Total provision                                                     $121,897          $77,308          $85,712
                                                                    ========          =======          =======


The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31 are as follows:

                                                                                      1995              1994
                                                                                    ----------       ----------
                                                                                      (Thousands of Dollars)
Depreciation and amortization                                                        $111,190         $407,138
Employee benefit obligations                                                          (62,786)         (46,823)
Prepaid pension costs                                                                  20,595           18,119
Restructuring costs                                                                   (29,248)         (50,400)
Investment tax credits                                                                 14,186           22,075
Other - net                                                                            11,424           (6,788)
                                                                                     --------         --------
   Total                                                                             $ 65,361         $343,321
                                                                                     ========         ========


11.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1995-1993 were as follows:

                                                                       1995              1994            1993
                                                                   -----------       ------------     ----------
                                                                            (Thousands of Dollars)
Benefits earned during the year                                    $   10,170        $   13,533       $   18,212
Interest cost on projected benefit obligations                         32,702            32,267           39,602
Return on plan assets:
  Actual                                                             (136,846)              950         (107,568)
  Deferred                                                             81,932           (57,376)          47,581
Other - net                                                           (11,162)           (9,224)         (11,897)
                                                                   ----------        ----------       ----------
  Total - net                                                      $  (23,204)       $  (19,850)      $  (14,070)
                                                                   ==========        ==========       ==========

The expected long-term rate of return on plan assets was 8.5% for 1995 and 1994 and 8.25% for 1993.

The funded status of the plans and the net prepaid pension cost at December 31 were as follows:

                                                                                       1995             1994
                                                                                     ---------        ----------
                                                                                       (Thousands of Dollars)
Vested benefit obligations                                                           $ 324,482        $ 286,083
                                                                                     =========        =========

Accumulated benefit obligations                                                      $ 365,376        $ 323,128
                                                                                     =========        =========

Plan assets at fair value                                                            $ 749,916        $ 683,151
Less: projected benefit obligations                                                    449,488          406,476
                                                                                     ---------        ---------
Excess of assets over projected obligations                                            300,428          276,675
Unrecognized net transition asset                                                      (31,172)         (38,849)
Unrecognized net gain                                                                 (185,656)        (179,659)
                                                                                     ---------        ---------
  Total - net                                                                        $  83,600        $  58,167
                                                                                     =========        =========


Assumptions used to develop the projected benefit obligations at December 31 were as follows:

                                                                                       1995              1994
                                                                                     ---------        ----------
Discount rate                                                                          7.50%             8.25%
Rate of compensation increase                                                          5.25%             5.50%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). FAS 106 requires that the expected costs of these benefits be charged to expense during the years that the employees render service. The Company elected to adopt this new accounting standard on the delayed recognition method and commencing January 1, 1993, began amortizing the estimated unrecorded accumulated postretirement benefit obligation over twenty years. Prior to the adoption of FAS 106, the cost of these benefits was charged to expense as paid.

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1995-1993 included the following components:

                                                                       1995              1994             1993
                                                                   -----------       ------------     ------------
                                                                               (Thousands of Dollars)
Benefits earned during the year                                    $     3,632       $      4,811     $      8,089
Interest cost on accumulated postretirement benefit
  obligations                                                           22,822             23,393           25,756
Actual return on plan assets                                            (1,873)               381             (701)
Amortization of transition obligation                                    9,879             10,770           15,673
Other - net                                                              1,081             (4,257)              --
                                                                   -----------        -----------     ------------
  Total - net                                                      $    35,541        $    35,098     $     48,817
                                                                   ===========        ===========     ============

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                                     1995            1994
                                                                                  ----------      -----------
                                                                                     (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                        $  214,614      $   204,109
  Fully eligible active plan participants                                             19,587           19,893
  Other active plan participants                                                      81,590           80,984
                                                                                  ----------      -----------
Total accumulated postretirement benefit obligations                                 315,791          304,986
Less: fair value of plan assets                                                       18,634            9,191
                                                                                  ----------      -----------
Excess of accumulated obligations over plan assets                                   297,157          295,795
Unrecognized transition obligation                                                  (163,990)        (189,693)
Unrecognized net loss                                                                 (2,045)          (1,658)
                                                                                  ----------      -----------
  Total                                                                           $  131,122      $   104,444
                                                                                  ==========      ===========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1995 and 8.25% at December 31, 1994. The assumed health care cost trend rates in 1995 and 1994 were 11% and 12%, respectively, for pre-65 participants and 8.5% and 9.0%, respectively, for post-65 retirees, each rate declining on a graduated basis to an ultimate rate in the year 2004 of 6%. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1995 costs by $3 million and the accumulated postretirement benefit obligations at December 31, 1995 by $32.1 million.

During 1993, the Company made certain changes to its postretirement health care and life insurance benefits for non-union employees retiring on or after January 1, 1995. These changes, among others, include newly established limits to the Company's annual contribution to postretirement medical costs and a revised cost sharing schedule based on a retiree's years of service.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $3.8 million, $4 million and $3.9 million in 1995-1993, respectively.

12.  PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment is summarized as follows at December 31:

                                                                                    1995              1994
                                                                                 -----------       -----------
                                                                                     (Thousands of Dollars)
Land                                                                             $    17,794       $    17,999
Buildings                                                                            208,362           210,416
Plant and equipment                                                                3,381,721         3,228,863
Other                                                                                319,972           364,087
                                                                                 -----------       -----------
  Total                                                                            3,927,849         3,821,365
  Accumulated depreciation (see Note 2)                                            2,361,666         1,418,438
                                                                                 -----------       -----------
  Total property, plant and equipment - net                                      $ 1,566,183       $ 2,402,927
                                                                                 ===========       ===========

Depreciation provisions were equivalent to a composite average percentage of 7.1% in 1995-1994 and 7.4% in 1993.

13.  OTHER - NET

The components of other - net for the years ended December 31 are as follows:

                                                              1995                1994              1993
                                                           -----------       --------------     --------------
                                                                        (Thousands of Dollars)
Income from the reversal of expired representation
   and warranty reserves                                   $   (20,000)       $        --        $        --
Expense associated with the early retirement of debt                --              4,200                 --
                                                           -----------        -----------        -----------
   Total                                                   $   (20,000)       $     4,200        $        --
                                                           ===========        ===========        ===========

14.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. Prior to the sale of properties described in Note 5, the state regulatory commissions in Georgia, Tennessee and West Virginia also regulated the Company's intrastate operations. The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business operations.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) in conformity with state commission orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide service between LATAs. Provisioning of intrastate long distance services within the Company is accomplished by either (i) arrangements whereby the Company acts or is a provider of long distance services directly to the customers (Virginia), (ii) receiving access revenues from the primary toll carrier within the LATA (Alabama and Illinois), (iii) participation in an intraLATA compensation plan, called an Originating Responsibility Plan (ORP) (North Carolina, South Carolina and Kentucky). Under this plan, the toll rates billed to end users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company hauling and terminating the call based on that company's approved access charge tariff. Likewise the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff. The Company receives transitional support payments from any revenue loss created by these changes in compensation arrangements under the terms of various industry agreements.

On February 23, 1995, new legislation was enacted in Virginia which allows local-exchange competition, effective January 1, 1996. This statute requires that firms desiring to compete in the local marketplace must be certified by the Virginia State Corporation Commission (VSCC). Upon granting a certificate to a new entrant, the VSCC must develop a new methodology for the incumbent and new entrant which does not regulate the earnings of either party. On June 9, 1995, the Company filed a rate case application with the VSCC seeking to restructure and rebalance its prices in Virginia in anticipation of this local competition and the VSCC's impending approval of intraLATA toll competition. In this filing, the Company has proposed a revenue neutral rate design. The proposed rate design reduces toll and access charges and includes a restructuring of the basic local-exchange pricing. The Company has also proposed bringing the business and residential prices closer together. In addition, the separate GTE and Contel tariffs will be merged, eliminating the VSCC's current requirement that GTE's and Contel's earnings be regulated separately. Evidentiary hearings regarding this application will be held in June 1996 and a final VSCC decision is expected in the fourth quarter of 1996. Several alternative local-exchange companies (ALECs), including AT&T Corp., MCImetro and Jones Intercable, have filed for certification since January 1, 1996, however no applications have been approved.

On July 24, 1995, the VSCC issued an order allowing intraLATA toll competition, on a 10XXX basis only, effective October 1, 1995. All interexchange carriers with existing interLATA toll certificates were authorized to provide intraLATA 10XXX service as of that date. This order also determines that intraLATA 1+ calling should remain exclusively with the local-exchange carriers (LECs), primarily based on the fact that the Company and Bell Atlantic continue to be prohibited from entering the interLATA market. The ultimate effect on total revenue is dependent, in part, on the extent that 10XXX is utilized. The potential negative impact on toll revenues will be partially offset by increased network access service revenues. IntraLATA 10XXX had an immaterial impact on revenues in the fourth quarter of 1995.

On April 6, 1995, similar local competition and regulatory reform legislation was enacted in North Carolina. The North Carolina Utilities Commission (NCUC) can authorize local-exchange competition, effective July 1, 1996 or sooner if a price regulation plan has been approved for the Company. The revenue impact is dependent upon the specific price regulation plan expected to be approved by the NCUC for the Company in the second quarter of 1996 and the extent to which local-exchange competition develops in the Company's service territory.

In September and October 1993, the Company filed applications with the respective state commissions to legally merge the Contel legal entities in Kentucky, North Carolina, South Carolina and Virginia into GTE South. Due to concerns over the earnings of Contel of North Carolina, the Company initiated informal negotiations with the NCUC staff. As part of its approval of the merger, on April 18, 1994, the NCUC approved a settlement agreement requiring the Company to reduce rates prospectively by $6.6 million, effective June 1, 1994. As discussed in Note 4, the merger became effective September 30, 1994.

On September 20, 1995, the Alabama Public Service Commission (APSC) adopted a mandatory price regulation plan for South Central Bell (SCB), and an optional price regulation plan for the other LECs, including the Company. The Company, via a letter dated December 19, 1995, indicated its intention to participate in the optional plan. This plan includes no earnings limitations. Basic local-exchange rates are capped at their present level for five years, and thereafter are adjusted in accordance with a formula utilizing an inflation factor (measured by GDP-PI) less 1.0%. Intrastate access prices must be reduced by the plan participants. The Company must reduce access charges by $3.3 million over the 1996-1998 time period. This order also authorizes the introduction of local-exchange competition in Alabama. The APSC can allow new competitors in SCB's service territory beginning immediately. The Company and other LECs will have a three year grace period from competition in their service territories.

On December 29, 1994, the Kentucky Public Service Commission issued an order requiring the implementation of intraLATA 1+ presubscription. This order requires all exchanges within Kentucky to be converted to intraLATA 1+ within a three year period extending from July 1995 to June 1998.

In 1994, the Company received annual intrastate rate reductions in Kentucky totaling $1.6 million. In 1993, the Company received annual intrastate rate reductions in Alabama and Kentucky totaling $0.8 million and $4.3 million, respectively.


Effective January 1, 1992, the Company entered into an alternative regulatory plan in the state of South Carolina. On August 9, 1993, the South Carolina Supreme Court ruled that the South Carolina Public Service Commission (SCPSC) lacked the authority to establish incentive regulation plans for the local-exchange telephone companies in the state. The Company was returned to traditional rate of return regulation, and an earnings investigation ensued. On March 22, 1994, the SCPSC approved a settlement agreement requiring the Company to refund $4.4 million, and to reduce rates prospectively by $4.1 million. This order was effective on May 1, 1994. On May 10, 1994, the South Carolina Legislature approved a bill allowing alternative regulatory plans if certain conditions are met by local-exchange telephone companies. At this time, the Company has not filed such a plan.

INTERSTATE SERVICES

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The "price cap" mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate of return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected a 5.3% productivity factor, with no sharing required, in each of its tariff entities for use in the 1995-1996 tariff year. Under the interim rules, the Company filed tariffs to reduce rates by $10.2 million annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula, and exogenous costs. The Company anticipates the FCC will issue an order prior to the July 1996 annual filing.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The Telecommunications Act overhauls 62 years of telecommunications law, replacing government regulation with competition as the chief way of assuring that telecommunications services are delivered to customers. The new law removes many of the statutory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to set new guidelines to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves Universal Service while equalizing the responsibility for contribution among all carriers.

A key provision of the Telecommunications Act also eliminates the legal restraints of the GTE Consent Decree which has kept the Company from providing interLATA services. This action will simplify GTE's ability to market local intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE plans to offer the service, marketed under the name GTE Easy Savings Plan(SM), in all 28 states where it currently offers local telephone service by December 1996.

SIGNIFICANT CUSTOMER

Revenues received from AT&T Corp. include amounts for access, billing and collection and interexchange leased facilities during the years 1995-1993 under various arrangements and amounted to $196.7 million, $189.2 million and $234.8 million, respectively.

15.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $16.8 million, $18.2 million and $20.7 million in 1995-1993, respectively. Minimum rental commitments for noncancelable leases through 2000 do not exceed $3.5 million annually and aggregate $3 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

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

16.  SUBSEQUENT EVENTS (UNAUDITED)

On February 16, 1996, the Company issued $125 million of 6.0%, Series C debentures, due 2008. On March 22, 1996, the Company issued $250 million of
7 1/2%, Series D debentures, due 2026. The net proceeds from the offerings and sales of these new debentures, exclusive of accrued interest, will be applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt in December 1995 prior to stated maturity (see Note
2) and for the purpose of financing the Company's construction program. The net proceeds will also be used for general corporate purposes.

During 1995, the Company entered into forward contracts to sell $250 million of U.S. Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company has called and subsequently refinanced on March 22, 1996 (discussed above). A gain of approximately $15 million occurred upon settlement of the forward contracts and will be amortized over the life of the associated refinanced debt as an offset to interest expense.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of GTE South Incorporated:

We have audited the accompanying balance sheets of GTE South Incorporated (a Virginia corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE South Incorporated as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation".

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                                             ARTHUR ANDERSEN LLP

Dallas, Texas
January 24, 1996

MANAGEMENT REPORT


To Our Shareholders:

The management of the Company is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III


Item 10. Directors and Executive Officers of the Registrant

a.       Identification of Directors

The names, ages and positions of the directors of the Company as of March 1, 1996 are listed below along with their business experience during the past five years.


          Name             Age      Director Since                       Business Experience
-----------------------  -------  -----------------  -------------------------------------------------------
John C. Appel               47           1996         Executive Vice President - Network Operations, GTE
                                                      Telephone Operations, 1996; Executive Vice President-
                                                      Network Operations, all GTE domestic telephone
                                                      subsidiaries of which he is not the President, 1996;
                                                      Director, all GTE domestic telephone subsidiaries, 1996;
                                                      President - GTE South Incorporated and GTE North
                                                      Incorporated, 1995; Senior Vice President - Regulatory
                                                      Operations, GTE Telephone Operations, 1994; President-
                                                      GTE Southwest Incorporated, 1994; State President -
                                                      Texas/New Mexico, 1993; Vice President and General
                                                      Manager - California, GTE Telephone Operations West
                                                      Area, 1992; Assistant Vice President - Business Services,
                                                      GTE Telephone Operations, 1991.

Richard M. Cahill           57           1993         Vice President - General Counsel, GTE Telephone
                                                      Operations, 1988; Director, all GTE domestic telephone
                                                      subsidiaries, 1993 and/or 1994; Director, GTE Vantage
                                                      Incorporated, 1991; Vice President - General Counsel,
                                                      all GTE domestic telephone subsidiaries, 1995.

Gerald K. Dinsmore          46           1993         Senior Vice President - Finance and Planning, GTE
                                                      Telephone Operations, 1994; Senior Vice President-
                                                      Finance and Planning, all GTE subsidiaries, 1994;
                                                      Vice President - Finance, GTE Telephone Operations,
                                                      1993; Vice President - Intermediary Customer Markets,
                                                      GTE Telephone Operations, 1988; President of all
                                                      South Area Companies, GTE Telephone Operations, 1992;
                                                      Director, GTE Florida Incorporated and GTE South
                                                      Incorporated, 1992; Director all other GTE domestic
                                                      telephone subsidiaries, 1993 and/ or 1994.

Michael B. Esstman          49           1993         Executive Vice President - Customer Segments, GTE
                                                      Telephone Operations, 1994; Executive Vice President -
                                                      Operations, GTE Telephone Operations, 1993; President
                                                      of all Central Area Companies, GTE Telephone
                                                      Operations, 1991; President, Contel Eastern Region,
                                                      Telephone Operations Sector, 1983; Director, AG
                                                      Communications Systems; Director, all Central Area
                                                      Companies, 1991; Director, all other GTE domestic
                                                      telephone subsidiaries, 1993 and/or 1994.

          Name             Age      Director Since                       Business Experience
-----------------------  -------  -----------------  -------------------------------------------------------
Thomas W. White             49           1993         President, GTE Telephone Operations, 1995; Executive
                                                      Vice President - Network Operations, GTE Telephone
                                                      Operations, 1994; Executive Vice President - GTE
                                                      Telephone Operations, 1993; Senior Vice President -
                                                      General Office Staff, GTE Telephone Operations, 1989;
                                                      Director, all GTE domestic telephone subsidiaries, 1993
                                                      and/or 1994; Director, Quebec-Telephone.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.       Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1996.

                                              Year Assumed
                                            Present Position
                                     ----------------------------
                                                         the
          Name                Age        Telops         Company                      Position
--------------------------  -------  --------------  ------------   -------------------------------------------
Thomas W. White (1)           49          1995            --        President of GTE Telephone Operations
John C. Appel (2)             47          1996           1995       President of the Company and Executive
                                                                    Vice President - Network Operations of GTE
                                                                    Telephone Operations
Mary Beth Bardin              41          1994           1995       Vice President - Public Affairs of GTE
                                                                    Telephone Operations and the Company
C. F. Bercher                 52          1994           1995       Vice President - Consumer Markets of GTE
                                                                    Telephone Operations and the Company
Richard M. Cahill             57          1988           1995       Vice President - General Counsel of GTE
                                                                    Telephone Operations and the Company
Gerald K. Dinsmore            46          1994           1994       Senior Vice President - Finance and
                                                                    Planning of GTE Telephone Operations and
                                                                    the Company
William M. Edwards, III       47           --            1993       Controller of the Company
Michael B. Esstman            49          1994            --        Executive Vice President - Customer
                                                                    Segments of GTE Telephone Operations
Gregory D. Jacobson           44           --            1994       Treasurer of the Company
Brad M. Krall                 54          1993           1995       Vice President - Centralized Operations of
                                                                    GTE Telephone Operations and the Company
Michael J. McDonough          46          1994           1995       Vice President - Business Markets of GTE
                                                                    Telephone Operations and the Company
Dennis F. Myers               52           --            1994       Vice President - South Region of the
                                                                    Company
Richard L. Schaulin           53          1989           1995       Vice President - Human Resources of GTE
                                                                    Telephone Operations and the Company
Charles J. Somes              49           --            1994       Secretary of the Company
Larry J. Sparrow              52          1994           1995       Vice President - Carrier Markets of GTE
                                                                    Telephone Operations and the Company
Alex Stadler                  45          1994           1995       Vice President - Strategy and Technology
                                                                    Planning of GTE Telephone Operations and
                                                                    the Company
Edward J. Weise               51           --            1991       Vice President - Virginia Region of the
                                                                    Company
William A. Zielke             49           --            1994       Vice President - North Region of the
                                                                    Company

(1) Thomas W. White was appointed President of GTE Telephone Operations replacing Kent W. Foster, who was appointed President of GTE Corporation.

(2) John C. Appel was appointed Executive Vice President - Network Operations of GTE Telephone Operations, replacing Thomas W. White, who was appointed President of GTE Telephone Operations.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1995 Principal Executive Officers of the Company and each of the other four most highly compensated executive officers (the named executive officers) of GTE Telephone Operations in 1995. The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the named executive officers by GTE Telephone Operations. The caption "Long-Term Compensation" in this table sets forth all long-term compensation paid to the named executive officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1995 annual compensation for each of the named executive officers that was allocated to the Company.

                                                                               Long-Term Compensation
                                                                   ---------------------------------------------
                                    Annual Compensation (1)               Awards                  Payouts
                                --------------------------------  ----------------------  -----------------------
           (a)              (b)     (c)      (d)        (e)          (f)         (g)        (h)         (i)
                                                                              Securities
                                                    Other Annual  Restricted  Underlying    LTIP      All Other
Name and Principal                Salary    Bonus   Compensation    Stock      Options/    Payouts   Compensation
Position in Group           Year   ($) (2)    ($)        ($)       Awards(#)    SARs (#)    ($) (3)     ($)(4)
--------------------------  ----   -------  -------  ------------  ---------  -----------  --------   -----------
John C. Appel               1995   239,600  258,100       --           --          63,500   162,800        10,194
 President                  1994   193,023  182,400       --           --          24,800    34,700         6,230

M. L. Keith, Jr.  (5)       1995   204,308  104,000       --           --          12,500    --             9,111
 Area Vice President -      1994   201,558  115,100       --           --           5,500    --             5,384
 Sales                      1993   172,346   55,400       --           --           4,000    --             5,170

Kent B. Foster   (6)        1995   381,302  476,600       --           --         187,900   848,300        10,613
 President -                1994   687,608  837,900       --           --         138,100   397,800         7,075
  GTE Telephone             1993   603,659  531,700       --           --          58,800   117,100         6,502
  Operations

Thomas W. White             1995   418,884  443,800       --           --          98,800   331,800        10,613
 President -                1994   353,508  368,200       --           --          53,700   164,100         7,075
  GTE Telephone             1993   328,696  282,600       --           --          22,600    52,700         7,067
  Operations

Michael B. Esstman          1995   350,731  349,400       --           --          63,500   305,900         7,238
 Executive Vice President-  1994   327,546  358,200       --           --          53,700   158,300         4,998
 Customer Segments          1993   287,830  268,400       --           --          22,600    46,200         7,056
  GTE Telephone Operations

Gerald K. Dinsmore          1995   265,125  255,600       --           --          36,400   211,300        10,613
 Senior Vice President -    1994   248,438  233,800       --           --          30,900    97,800         7,075
 Finance and Planning       1993   213,061  206,900       --           --          14,500    14,800         6,207
  GTE Telephone
  Operations

(1) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Appel, Keith, Foster, White, Esstman and Dinsmore, for whom total annual amounts are shown above, is $33,281; $5,156; $54,891; $54,792; $45,340 and $33,722, respectively.

(2) The data in the table includes fees of $20,604, $22,896 and $21,944, respectively, received by Mr. Foster when he served as a director of BC TEL during 1995, 1994 and 1993, and fees of $289 and $2,869, respectively, for serving as a director of CANTV during 1994 and 1993. Mr. White received fees of $16,607 for serving as director of BC TEL during 1995. Both BC TEL and CANTV are indirectly-owned subsidiaries of GTE Corporation.
(3) 1995 Long-Term Incentive Plan (LTIP) Payouts include transition awards for the 1994-1995 performance period, which were established by the Committee as a special grant to allow for the smooth transitioning from a single measure of long-term performance (return on equity) to a combined measure (return on equity and operating cash flow margin).
(4) All other compensation for 1995 includes company contributions to the GTE Savings Plan of $6,750 for each of Messrs. Appel, Keith, Foster, White and Dinsmore and $3,375 for Mr. Esstman. Also included are company contributions to the GTE Executive Salary Deferral Plan of $3,444 for Mr. Appel, $2,361 for Mr. Keith and $3,863 for each of Messrs. Foster, White, Esstman and Dinsmore.
(5) Mr. Keith, whose official title remained as Area Vice President - Sales, assumed the additional responsibilities of acting President in July 1994. In February 1995, Mr. Appel was elected President of the Company.
(6) Mr. Foster served as President of GTE Telephone Operations through June 1995 at which time he was elected President of GTE Corporation. Mr. White replaced Mr. Foster as President of GTE Telephone Operations.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1995, whether or not specifically allocated to the Company. The options and SARs were granted under the Long-Term Incentive Plan (LTIP). Pursuant to Securities and Exchange Commission (the SEC) rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                 Potential Realizable Value at
                                                                                 Assumed Annual Rate of Stock
                                                                                    Price Appreciation For
                                        Individual Grants (1)                             Option Term
                       -----------------------------------------------------------------------------------------
         (a)                (b)              (c)            (d)         (e)       (f)       (g)         (h)
                                          Percent of
                         Number of      Total Options/
                         Securities      SARs Granted    Exercise
                         Underlying       to All GTE      Or Base
                       Options / SARs    Employees in      Price   Expiration
        Name            Granted (1)      Fiscal Year      ($/SH)      Date       0%         5%         10%
---------------------  --------------   --------------   ---------  ---------  --------  ----------  -----------
John C. Appel                  29,300            0.51%   $   33.38   02/14/05   $ --      $ 614,988  $ 1,558,501
                               34,200            0.60%       35.81   08/12/05     --        769,996    1,951,166
M. L. Keith, Jr.                6,500            0.11%       33.38   02/13/05     --        136,431      345,743
                                6,000            0.11%       34.06   03/26/05     --        128,486      325,583
Kent B. Foster                163,100            2.89%       33.38   02/13/05     --      3,423,364    8,675,477
                               24,800            0.44%       34.44   07/02/05     --        536,922    1,360,557
Thomas W. White                63,500            1.12%       33.38   02/13/05     --      1,332,824    3,377,638
                               35,300            0.62%       35.75   07/30/05     --        793,375    2,010,409
Michael B. Esstman             63,500            1.11%       33.38   02/14/05     --      1,332,824    3,377,638
Gerald K. Dinsmore             36,400            0.64%       33.38   02/14/05     --        764,013    1,936,158

(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, one-third of these grants vest annually commencing one year after the date of grant.

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1995. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 29, 1995.

        (a)               (b)            (c)                    (d)                            (e)
                                                       Number of Securities           Value of Unexercised
                                                      Underlying Unexercised        In-the-Money Options/SARs
                       Shares                         Options/SARs at FY-End              at FY-End ($)
                      Acquired           Value       ----------------------------  -----------------------------
Name                On Exercise(#)     Realized ($)   Exercisable    Unexercisable   Exercisable   Unexercisable
------------------  --------------   --------------  -----------    --------------  ------------  --------------
(#)
John C. Appel               15,132        $55,354              --         82,468 $           --       $799,764
M. L. Keith, Jr.                --             --          13,199         17,501        148,303         180,822
Kent B. Foster                  --             --         251,331        299,569      2,836,272       3,071,409
Thomas W. White             19,800        227,700         105,566        142,134      1,227,717       1,428,689
Michael B. Esstman              --             --          49,166        106,834        526,500       1,141,425
Gerald K. Dinsmore          29,833        142,354          12,833         61,834        117,248         660,412


Long-Term Incentive Plan - Awards in Last Fiscal Year

The LTIP provides for awards, currently in the form of stock options with tandem SARs, other stock-based awards and dollar denominated awards, to participating employees. The stock options and tandem SARs awarded under the LTIP to the named executive officers are shown in the table on page 44.

The named executive officers are eligible to receive annual grants of performance bonuses which are earned during a 36-month performance cycle. Awards for the three-year performance cycle ending in 1995 were based on GTE's financial performance during the relevant cycle as measured by GTE's average Return on Equity (ROE) against pre-established target levels. In 1994, the Executive Compensation and Organizational Structure Committee of the Board of Directors of GTE (the Committee) established an additional measure of corporate performance - operating cash flow margin (OCFM). To transition from awards based solely on performance against ROE targets to awards based on a combination of ROE and OCFM performance and to bring opportunities to company levels, the Committee established a special performance period of two-years to run concurrently with the final two years of the three-year ROE performance cycle ending in 1995. The awards for the additional period were based on GTE's performance against ROE and OCFM goals for the two-year period. The Committee authorized grants for the three-year performance cycle ending in 1997. The payments under this cycle will be based on GTE's performance against the ROE and OCFM targets established for the full three-year cycle. 75% of the award is determined based on ROE performance and 25% of the award will be determined based on OCFM performance.

The Committee established minimum and target award opportunities for each cycle based upon competitive practices. In establishing the targeted performance objectives for ROE and OCFM, the Committee considered past performance, the strategic goals of GTE and the plans for implementing those goals. The established targets are designed to facilitate implementing strategic plans and improving performance.

At the time performance targets for the current LTIP cycles were established, a Common Stock Unit account was set up for each participant in the LTIP. An initial dollar amount for each account (target award) was determined based on the competitive performance bonus grant practices of the market comparator group. That amount was then divided by the average market price for GTE Common Stock for the calendar week preceding the day the account was established to determine the number of Common Stock Units in the account. The value of the account increased or decreased based on the market price of the GTE Common Stock. An amount equal to the dividends paid on an equivalent number of shares of GTE Common Stock was added on each dividend payment date. This amount was then converted into a number of Common Stock Units obtained by dividing the amount of the dividend by the average price of the GTE Common Stock on the composite tape of the New York Stock Exchange on the dividend payment date and added to the Common Stock Unit account. Messrs. Appel, Keith, Foster, White, Esstman and Dinsmore are each eligible to receive a cash award under the LTIP. The number of Common Stock Units initially allocated in 1995 to the named executive officers' accounts and estimated future payouts under the LTIP are shown in the following table:

                                                                          Estimated Future Payouts
                                                                   Under Non-Stock Price Based Plans (1)
                                                               ----------------------------------------------
           (a)                   (b)              (c)              (d)              (e)              (f)
                                              Performance
                                            Or Other Period
                              Number of          Until
                            Shares, Units      Maturation
Name                       Or Other Rights     Or Payout       Threshold (2)      Target (3)      Maximum (4)
-------------------------  ---------------  ---------------   --------------     ------------   -------------
John C. Appel                        2,256        29 Months              462            2,308
                                     4,700          3 Years              988            4,942
                                     1,322        17 Months              270            1,352
                                     1,865        24 Months              392            1,961
                                       225        12 Months               47              237
M. L. Keith, Jr.                       875        21 Months              184              920
                                     1,375        21 Months              289            1,446
Kent B. Foster                      15,400          3 Years            3,527           17,633
                                     2,415        30 Months              538            2,690
                                     1,450        18 Months              310            1,548
                                       610         6 Months              125              624
Thomas W. White                      5,900          3 Years            1,351            6,755
                                     2,495        29 Months              556            2,779
                                     1,465        17 Months              313            1,564
                                       370         5 Months               76              378
Michael B. Esstman                   5,900          3 Years            1,241            6,204
Gerald K. Dinsmore                   3,800          3 Years              799            3,996


(1) It is not possible to predict future dividends and, accordingly, estimated Common Stock Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 29, 1995. The target award is the dollar amount derived by multiplying the Common Stock Unit balance at the end of the award cycle by the price of GTE Common Stock.

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

(4) This column has intentionally been left blank because it is not possible to determine the maximum award until the award cycle has been completed. The maximum amount of the award is limited by the amount the actual ROE and the actual OCFM exceed the targeted ROE and the targeted OCFM. If GTE's average ROE and OCFM during the cycle exceed their respective performance targets, additional bonuses may be earned according to the following schedule:

              Performance Increment Above
               Maximum Performance Target                         Added Percentage to Maximum Awards
-------------------------------------------------------------------------------------------------------
            First and Second               .1%                                   +2%
            Third and Fourth               .1%                                   +3%
            Fifth and above                .1%                                   +4%

For example, if average ROE and OCFM performance each exceed the ROE and OCFM targets by 0.5%, respectively, the performance bonus will equal 114% of the combined target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Foster, White, Esstman and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

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

The Agreements provide for benefits to be paid in the event these individuals separate from service and have a "good reason" for leaving or are terminated without "cause" within two years after a Change in Control of GTE.

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

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her other percentage awards under the Executive Incentive Plan (EIP) for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Foster, White, Esstman and Dinsmore provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the GTE Corporation
Executive Retired Life Insurance Plan (ERLIP).   In addition, each executive
covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

Each of the agreements remain in effect until July 1, 1999 unless terminated earlier pursuant to its terms. The agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he does not wish to extend his respective Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.

Retirement Programs

         Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                               PENSION PLAN TABLE

    Final Average                                    Years of Service
                         ------------------------------------------------------------------------------
      Earnings                   15            20                25              30              35
--------------------     ------------------------------------------------------------------------------
$    150,000             $   31,460      $    41,946     $     52,433   $       62,919      $    73,406
     200,000                 42,335           56,446           70,558           84,669           98,781
     300,000                 64,085           85,446          106,808          128,169          149,531
     400,000                 85,835          114,446          143,058          171,669          200,281
     500,000                107,585          143,446          179,308          215,169          251,031
     600,000                129,335          172,446          215,558          258,669          301,781
     700,000                151,085          201,446          251,808          302,169          352,531
     800,000                172,835          230,446          288,058          345,669          403,281
     900,000                194,585          259,446          324,308          389,169          454,031
   1,000,000                216,335          288,446          360,558          432,669          504,781
   1,200,000                259,835          346,446          433,058          519,669          606,281
   1,500,000                325,085          433,446          541,808          650,169          758,531
   2,000,000                433,835          578,446          723,058          867,669        1,012,281


GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of all GTE employees
based on years of service.   Pension benefits to be paid from the Service
Corporation Plan and contributions to the Service Corporation Plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payment. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Security Act), and the 1.45% service credit being applied to that portion of the average annual salary that exceeds said level. As of December 31, 1995, the credited years of service under the plan for Messrs. Appel, Keith, Foster, White, Esstman and Dinsmore are 20, 30, 25, 28, 26 and 20, respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan are limited to certain maximum amounts. GTE maintains a SERP, which supplements the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan, are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the
Committee.   SERP benefits are payable in a lump sum or an annuity.

         Executive Retired Life Insurance Plan

The ERLIP provides Messrs. Appel, Foster, White, Esstman and Dinsmore a postretirement life insurance benefit of three times final base salary and provides Mr. Keith a postretirement life insurance benefit of two and one-half times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance, or optionally, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), as a lump sum payment, as an annuity or as installment payments.

         Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners as of February 29, 1996:

                                     Name and Address of             Shares of
          Title of Class              Beneficial Owner          Beneficial Ownership   Percent of Class
    -----------------------    ----------------------------    ---------------------   ----------------
    Common Stock of GTE        GTE Corporation                 21,000,000                    100%
    South Incorporated         One Stamford Forum              shares of record
                               Stamford, Connecticut 06904

(b)   Security Ownership of Management as of December 31, 1995:

          Title of Class       Name of Director or Nominee (1) (2) (3)
    -----------------------    ------------------------------------------------------
    Common Stock of GTE        Richard M. Cahill                               54,481
    Corporation                Gerald K. Dinsmore                              29,667
                               Michael B. Esstman                             107,586
                               Thomas W. White                                119,761
                                                                   ------------------
                                                                              311,495
                                                                   ==================

                               Executive Officers (1) (2) (3)
                               ------------------------------------------------------

                               John C. Appel                                    9,412
                               M. L. Keith, Jr.                                24,383
                               Kent B. Foster                                 432,173
                               Thomas W. White                                119,761
                               Michael B. Esstman                             107,586
                               Gerald K. Dinsmore                              29,667
                                                                   ------------------
                                                                              722,982
                                                                   ==================


                               All directors and executive
                               officers as a group (1)(2)(3)                1,496,219
                                                                   ==================


(1) Includes shares acquired through participation in GTE's Consolidated Employee Stock Ownership Plan and/or the GTE Savings Plan.
(2) Included in the number of shares beneficially owned by Messrs. Cahill, Dinsmore, Esstman, White, Appel, Keith, and Foster and all directors and executive officers as a group are 49,733; 27,267; 93,066; 106,699; 6,101; 20,532; 367,865; and 1,229,880 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.
(3) No director, nominee for director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one- fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)   There were no changes in control of the Company during 1995.

The Federal securities laws require the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all persons subject to these reporting requirements filed the required reports on a timely basis. All of the Company's common stock is owned by GTE and, to the Company's knowledge, none of such directors or executive officers currently owns, or has ever owned, any shares of the Company's registered preferred stock (which is the only registered class of the Company's equity securities).

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

          (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1995-1993 (as required):

                  II - Valuation and Qualifying Accounts

          Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

          (3) Exhibits - Included in this report or incorporated by reference.

                  2.1* Agreement of Merger, dated December 31, 1993, between GTE South Incorporated, Contel of Kentucky, Inc., Contel of North Carolina, Inc., Contel of South Carolina, Inc. and Contel of Virginia, Inc. (Exhibit
                           2.1 of the June 10, 1994 Form 8-K, File No.  2-36292)

                  3.1* Restated Articles of Incorporation dated August 24, 1989. (Exhibit 3.1 of the 1989 Form 10-K, File No. 2-36292)

                  3.2* Amended By-Laws, effective September 20, 1995. (Exhibit 3.1 of the September 30, 1995 Form 10- Q, File No. 2-36292)

                  4* Indenture dated as of May 1, 1994 between GTE South Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-54167)

                  10 Material Contracts - Agreements Between GTE and Certain Executive Officers

                  12 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

                  23       Consent of Independent Public Accountants

                  27       Financial Data Schedule

(b)       Reports on Form 8-K

          On November 13, 1995, the Company filed a report on Form 8-K dated November 9, 1995, under Item 5 "Other Events". Financial information was filed with this report.


* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE SOUTH INCORPORATED

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Thousands of Dollars)


--------------------------------------------------------------------------------------------------------------
            Column A            Column B                Column C                    Column D       Column E
--------------------------------------------------------------------------------------------------------------

                                                        Additions
                                               -----------------------------
                                                                                     Deductions
                               Balance at                                               from
                               Beginning       Charged to        Charged to           Reserves      Balance at
           Description          of Year          Income        Other Accounts         (Note 1)     Close of Year
----------------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the years ended:

   December 31, 1995           $     24,090     $    22,229    $      19,954 (2)     $   49,192   $    17,081
                               ==============================================================================
   December 31, 1994           $     11,334     $    31,364    $      21,252 (2)     $   39,860   $    24,090
                               ==============================================================================
   December 31, 1993           $     13,531     $    20,302    $       5,358 (2)     $   27,857   $    11,334
                               ==============================================================================

Accrued restructuring costs for the
   years ended (Note 3):

   December 31, 1995           $    127,950     $        --    $          --         $   53,696   $    74,254
                               ==============================================================================
   December 31, 1994           $    162,993     $        --    $          --         $   35,043   $   127,950
                               ==============================================================================
   December 31, 1993           $         --     $   162,993    $          --         $       --   $   162,993
                               ==============================================================================


NOTES:

(1)  Charges for purpose for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3)  See Note 3 to the financial statements included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GTE SOUTH INCORPORATED
                                    --------------------------------------------
                                                     (Registrant)


Date March 27, 1996                 By               John C. Appel
     ----------------                  -----------------------------------------
                                                     John C. Appel
                                                       President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


John C. Appel                          President and Director                                    March 27, 1996
------------------------               (Principal Executive Officer)
John C. Appel


Gerald K. Dinsmore                     Senior Vice President - Finance and                       March 27, 1996
------------------------               Planning and Director
Gerald K. Dinsmore                     (Principal Financial officer)



William M. Edwards, III                Controller                                                March 27, 1996
------------------------               (Principal Accounting Officer)
William M. Edwards, III

Richard M. Cahill                      Director                                                  March 27, 1996
------------------------
Richard M. Cahill


Michael B. Esstman                     Director                                                  March 27, 1996
------------------------
Michael B. Esstman


Thomas W. White                        Director                                                  March 27, 1996
------------------------
Thomas W. White

EXHIBIT INDEX


     Exhibit
     Number                                                 Description
------------------        ----------------------------------------------------------------------------------
        10                Material Contracts - Agreements Between GTE and Certain Executive Officers

        12                Statements re: Calculation of the Ratio of Earnings to Fixed Charges

        23                Consent of Independent Public Accountants

        27                Financial Data Schedule