Form 10-Q
period 1996-03-31
GTE SOUTH INC
filed 1996-05-14
CIK 40878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended                            March 31, 1996

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


           (Former name, former address and formal fiscal year, if
                          changed since last report)

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

The Company had 21,000,000 shares of $25 par value common stock outstanding at April 30, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE South Incorporated
CONDENSED STATEMENTS OF INCOME

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                          ------------------------------------
                                                                               1996                  1995
                                                                          --------------        --------------
                                                                                (Thousands of Dollars)
Revenues and sales:
  Local services                                                          $      134,000        $      121,111
  Network access services                                                        134,221               119,455
  Toll services                                                                   34,231                37,512
  Other services and sales                                                        49,626                45,543
                                                                          --------------        --------------

   Total revenues and sales                                                      352,078               323,621
                                                                          --------------        --------------

Operating costs and expenses:
  Cost of services and sales                                                     122,030               110,102

  Selling, general and administrative                                             47,643                45,814
  Depreciation and amortization                                                   69,532                68,254
                                                                          --------------        --------------
   Total operating costs and expenses                                            239,205               224,170
                                                                          --------------        --------------

Operating income                                                                 112,873                99,451

  Interest - net                                                                  10,213                14,773
                                                                          --------------        --------------
Income before income taxes                                                       102,660                84,678
  Income taxes                                                                    38,900                31,865
                                                                          --------------        --------------
Net income                                                                $       63,760        $       52,813
                                                                          ==============        ==============




Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                    Three Months Ended
                                                                         March 31,
                                                                -----------------------------
                                                                    1996              1995
                                                                -----------       -----------
         Net income                                             $      63.8       $      52.8

Net income increased 21% or $11 for the three months ended March 31, 1996, compared to the same period in 1995. This increase is primarily due to higher revenues and sales, primarily local and network access services, partially offset by corresponding higher operating costs and expenses.

REVENUES AND SALES

                                                                      Three Months Ended
                                                                           March 31,
                                                                -----------------------------
                                                                    1996              1995
                                                                -----------       -----------
         Local services                                         $     134.0       $     121.1
         Network access services                                      134.2             119.5
         Toll services                                                 34.3              37.5
         Other services and sales                                      49.6              45.5
                                                                -----------       -----------
          Total revenues and sales                              $     352.1       $     323.6


Total revenues and sales increased 9% or $28.5 for the three months ended March 31, 1996, compared to the same period in 1995.

Local service revenues increased 11% or $12.9 for the three months ended March 31, 1996, compared to the same period in 1995. The number of switched access lines increased 4% for the three months ended March 31, 1996, which generated $3.7 of additional revenue. The increase is also due to a $2.4 growth in revenues from enhanced custom calling features, such as SmartCall(R), an increase in measured usage service revenue of $2.1 and higher sales of CentraNet(R) of $1.7.

Network access service revenues increased 12% or $14.7 for the three months ended March 31, 1996, compared to the same period in 1995. Minutes of use increased 9% for the three months ended March 31, 1996, which generated $6.6 of additional revenue. The increase is also due to a $2.3 increase in special access revenue associated with growth in special access lines, favorable carrier settlements of $2.2 and an increase in revenue of $1.2 associated with access fees charged to cellular service providers.

Toll service revenues decreased 9% or $3.2 for the three months ended March 31, 1996, compared to the same period in 1995. The decrease is primarily due to a decline in revenue of approximately $1.4 related to lower toll volumes resulting from 10XXX intraLATA toll competition and unfavorable settlement activity of $1.4.

Other services and sales revenues increased 9% or $4.1 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily due to a $1.9 increase in directory advertising revenue, a $1.1 increase in directory services and a $0.8 increase in equipment sales and services including voice messaging.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING COSTS AND EXPENSES

                                                                    Three Months Ended
                                                                         March 31,
                                                               ------------------------------
                                                                   1996              1995
                                                               ------------      ------------
         Total operating costs and expenses                    $      239.2      $      224.2

Total operating costs and expenses increased 7% or $15 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily attributable to higher digital software costs of $5.2 and increased expenses including contractor costs of $1.5 and operating taxes of $1.2. In addition, the increase in operating costs and expenses reflects an increase in the provision for uncollectible accounts of $2.3, higher labor costs of $2.1 and an increase in depreciation expense of $1.3. These increases are partially offset by the effect of settlement gains recorded in the first quarter of 1996 associated with lump sum payments from the Company's pension plans of $3.

OTHER EXPENSES

                                                                    Three Months Ended
                                                                         March 31,
                                                               ------------------------------
                                                                   1996              1995
                                                               ------------      ------------
         Interest - net                                         $      10.2       $      14.8
         Income taxes                                                  38.9              31.9

Interest - net decreased 31% or $4.6 for the three months ended March 31, 1996, compared to the same period in 1995. This decrease is primarily due to lower interest expense reflecting lower interest rates associated with the high-coupon refinancing program initiated during the fourth quarter of 1995.

Income taxes increased 22% or $7 for the three months ended March 31, 1996, compared to the same period in 1995, primarily due to a corresponding increase in pretax income.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. In addition, at March 31, 1996, a $3,490 line of credit was available to the Company through shared lines of credit with GTE and other affiliates to support short-term financing needs.

The Company's primary source of funds during the first three months of 1996 was cash from operations of $221 compared to $83.7 for the same period in 1995.
The year-to-year increase in cash flow from operations is primarily the result of improved results from operations and a decrease in working capital, primarily reflecting improved collection of receivables. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first three months of 1996 were $61.9 compared to $50.8 for the same period in 1995. The 1996 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates capital expenditures for 1996 to be slightly lower than 1995 levels.

Cash used in financing activities was $167.6 during the first three months of 1996 compared to $26.9 for the same period in 1995. The Company issued $125 of 6% debentures in February 1996 and $250 of 7.5% debentures in March 1996 to refinance commercial paper. In addition, the Company has invested funds with GTE, pending cash requirements under its 1996 capital program.

During 1995, the Company entered into forward contracts to sell $250 of U.S.Treasury bonds in order to hedge against future changes in market interest rates related to the debt the Company called and redeemed in the fourth quarter of 1995, and subsequently refinanced in March 1996 (discussed above). A gain of approximately $15 occurred upon settlement of the forward contracts and will be amortized over the life of the associated refinanced debt as an offset to interest expense.


OTHER MATTERS

In connection with the re-engineering plan, during the first three months of 1996, costs of approximately $9.3 have been incurred, including $7.4 to re-engineer customer service processes and $1.9 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $98 have been incurred, including $71.6 to re-engineer customer service processes and $13 to re-engineer administrative processes. The restructuring costs also include $13.4 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of March 31, 1996, $65 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Kentucky and Illinois, marketed under the name GTE Easy Savings Plan(SM). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Kentucky (Contel) and Virginia (GTE) tariff entities. Overall, the proposed rates result in a $1.5 price reduction, effective July 1, 1996. The Company anticipates the FCC will issue an order prior to the effective date, which may require changes to the Company's annual filing.

The Company's intrastate business is regulated by the state regulatory commissions in Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia.

The Telecommunications Act of 1996 (the Telecommunications Act) forbids states from imposing any barriers to entry into local and toll competition. Local competition has been authorized in North Carolina, Virginia and Illinois. In addition, Kentucky and Illinois have concluded that intraLATA 1+ competition is in the public interest. The Company plans to convert all capable offices in Kentucky and Illinois to 1+ by March 1997 and November 1996, respectively.

On April 2, 1996, the Public Service Commission of South Carolina ordered that local-exchange carriers (LECs), except BellSouth, implement 1+ and 0+ presubscription for intrastate intraLATA long distance service by July 1, 1997. BellSouth was exempt from implementation because the Telecommunications Act does not allow a state to require a Bell Operating Company (BOC) to implement intraLATA toll dialing parity before the BOC has been granted the ability to provide interLATA services. Also, members of the South Carolina Telephone Coalition (small LECs) are required to implement this order only after receiving a bona fide request for intraLATA service.

GTE South Incorporated
CONDENSED BALANCE SHEETS

                                                                            March 31,            December 31,
                                                                              1996                   1995
                                                                         -------------          -------------
                                                                                (Thousands of Dollars)
ASSETS
Current assets:
  Cash and temporary investments                                         $      22,784          $      31,271
  Accounts receivable, less allowances of $20,159 and $17,081                  114,218                171,593
  Note receivable from affiliate                                               164,516                     --

  Inventories and supplies                                                      18,618                 17,510
  Deferred income tax benefits                                                   8,863                 13,361
  Other                                                                         10,101                 12,288
                                                                         -------------          -------------
   Total current assets                                                        339,100                246,023
                                                                         -------------          -------------
Property, plant and equipment, at cost                                       3,970,434              3,927,849
  Accumulated depreciation                                                  (2,410,921)            (2,361,666)
                                                                         -------------          -------------
   Total property, plant and equipment, net                                  1,559,513              1,566,183
Other assets, primarily employee benefit plans                                 100,595                 90,542
                                                                         -------------          -------------
Total assets                                                             $   1,999,208          $   1,902,748
                                                                         =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term obligations, including current maturities                   $      14,405          $      16,140
  Accounts payable                                                             101,311                 92,290
  Taxes payable                                                                 76,377                 35,711
  Accrued interest                                                               9,012                  8,213
  Accrued payroll costs                                                         31,508                 35,621
  Dividends payable                                                             50,017                     18
  Accrued restructuring costs                                                   65,023                 74,254
  Other                                                                         82,241                 90,729
                                                                         -------------          -------------
   Total current liabilities                                                   429,894                352,976
                                                                         -------------          -------------

Non-current liabilities:
  Long-term debt                                                               724,131                723,304
  Deferred income taxes                                                         73,610                 78,722
  Employee benefit plans                                                       144,195                135,327
  Other liabilities                                                              5,539                  4,305
                                                                         -------------          -------------
   Total non-current liabilities                                               947,475                941,658
                                                                         -------------          -------------

Preferred stock, subject to mandatory redemption                                 2,760                  2,756
                                                                         -------------          -------------

Shareholders' equity:
  Preferred stock                                                                  412                    412

  Common stock (21,000,000 shares issued)                                      525,000                525,000
  Additional paid-in capital                                                    58,320                 58,320
  Retained earnings                                                             35,347                 21,626
                                                                         -------------          -------------
   Total shareholders' equity                                                  619,079                605,358
                                                                         -------------          -------------
Total liabilities and shareholders' equity                               $   1,999,208          $   1,902,748
                                                                         =============          =============

See Notes to Condensed Financial Statements.

GTE South Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                        -----------------------------------
                                                                             1996                  1995
                                                                        --------------        -------------
                                                                                (Thousands of Dollars)
Operations:
  Net income                                                            $      63,760         $      52,813
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                               69,532                68,254

   Deferred income taxes                                                         (614)                3,954
   Provision for uncollectible accounts                                         7,600                 6,623
   Changes in current assets and current liabilities                           82,857               (52,596)
   Other - net                                                                 (2,140)                4,621
                                                                        -------------         -------------
   Net cash from operations                                                   220,995                83,669
                                                                        -------------         -------------

Investing:
  Capital expenditures                                                        (61,921)              (50,846)
                                                                        -------------         -------------
   Cash used in investing                                                     (61,921)              (50,846)
                                                                        -------------         -------------

Financing:
  Long-term debt issued                                                       369,126                    --

  Long-term debt and preferred stock retired                                      (75)              (51,337)
  Dividends                                                                       (40)                 (313)
  Net change in affiliate note                                              (164,516)                   --
  Increase (decrease) in short-term obligations,
   excluding current maturities                                              (386,700)               24,776
  Other - net                                                                  14,644                    --
                                                                        -------------         -------------
   Net cash used in financing                                                (167,561)              (26,874)
                                                                        -------------         -------------
Increase (decrease) in cash and temporary investments                          (8,487)                5,949

Cash and temporary investments:
  Beginning of period                                                          31,271                 6,549
                                                                        -------------         -------------
  End of period                                                         $      22,784         $      12,498
                                                                        =============         =============


See Notes to Condensed Financial Statements.

GTE South Incorporated
NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K.

(2) Reclassifications of prior year data have been made, where appropriate, to conform to the 1996 presentation.

GTE South Incorporated
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits required by Item 601 of Regulation S-K

         12   Statement re: Calculation of the Ratio of Earnings to Fixed
              Charges

         27   Financial Data Schedule

   (b)   The Company filed a report on Form 8-K dated March 14, 1996, under
         Item 7, "Financial Statements and Exhibits." No financial information was included with this report. The Company also filed a report on Form 8-K dated March 15, 1996, under Item 5, "Other Events" and Item 7, "Financial Statements and Exhibits." Financial information was included with this report.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  GTE South Incorporated
                                              ------------------------------
                                                       (Registrant)


Date:            May 13, 1996                     William M. Edwards, III
         ---------------------------          ------------------------------
                                                  William M. Edwards, III

                                                        Controller
                                              (Principal Accounting Officer)

EXHIBIT INDEX


       Exhibit
       Number                           Description
    -----------           ------------------------------------------------------

        12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule