Form 10-Q
period 1996-06-30
GTE SOUTH INC
filed 1996-08-14
CIK 40878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended             June 30, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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


                                                   YES    X          NO
                                                      ---------        --------

The Company had 21,000,000 shares of $25 par value common stock outstanding at July 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                             GTE SOUTH INCORPORATED

                         CONDENSED STATEMENTS OF INCOME


                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                             --------------------------------      -------------------------------
                                                 1996               1995               1996              1995
                                             -------------     --------------      -------------     -------------
                                                                    (Thousands of Dollars)
REVENUES AND SALES:
  Local services                             $     138,164     $      125,189      $     272,164     $     246,300
  Network access services                          141,307            122,717            275,528           242,172
  Toll services                                     30,988             36,628             65,219            74,140
  Other services and sales                          34,047             36,481             83,673            82,024
                                             -------------     --------------      -------------     -------------
    Total revenues and sales                       344,506            321,015            696,584           644,636
                                             -------------     --------------      -------------     -------------

OPERATING COSTS AND EXPENSES:
  Costs of services and sales                      121,772            113,961            243,802           224,063
  Selling, general and administrative               50,835             50,714             98,478            96,528
  Depreciation and amortization                     68,668             69,208            138,200           137,462
                                             -------------     --------------      -------------     -------------
    Total operating costs and expenses             241,275            233,883            480,480           458,053
                                             -------------     --------------      -------------     -------------
OPERATING INCOME                                   103,231             87,132            216,104           186,583

  Interest - net                                    11,421             14,983             21,634            29,756
                                             -------------     --------------      -------------     -------------
INCOME BEFORE INCOME TAXES                          91,810             72,149            194,470           156,827
  Income taxes                                      35,313             28,011             74,213            59,876
                                             -------------     --------------      -------------     -------------
NET INCOME                                   $      56,497     $       44,138      $     120,257     $      96,951
                                             =============     ==============      =============     =============



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

                  See Notes to Condensed Financial Statements.

                             GTE SOUTH INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (Dollars in Millions)

RESULTS OF OPERATIONS


                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1996              1995               1996               1995
                                            --------------     -------------      -------------      -------------
         Net income                         $         56.5     $        44.1      $       120.3      $        97.0

Net income increased 28% or $12.4 and 24% or $23.3 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily due to higher revenues and sales, primarily local and network access services, partially offset by higher operating costs and expenses.

Revenues and Sales


                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1996              1995               1996               1995
                                            --------------     -------------      -------------      -------------
         Local services                     $        138.2     $       125.2      $       272.2      $       246.3
         Network access services                     141.3             122.7              275.5              242.2
         Toll services                                31.0              36.6               65.2               74.1
         Other services and sales                     34.0              36.5               83.7               82.0
                                            --------------     -------------      -------------      -------------
           Total revenues and sales         $        344.5     $       321.0      $       696.6      $       644.6

Total revenues and sales increased 7% or $23.5 and 8% or $52 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues increased 10% or $13 and 11% or $25.9 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The number of switched access lines increased 5% for both the three and six months ended June 30, 1996, which generated $5.7 and $9.4 of additional revenues, respectively. The three and six month increases also reflect growth of $2.7 and $5.1 from enhanced custom calling features, such as SmartCall(R), higher sales of CentraNet(R) of $1.8 and $3.5, and increases in measured usage service revenues of $0.8 and $2.9.

Network access service revenues increased 15% or $18.6 for the three months and 14% or $33.3 for the six months ended June 30, 1996, compared to the same periods in 1995. Minutes of use increased 10% and 11% for the three and six months ended June 30, 1996, which generated $9.2 and $15.8 of additional revenues, respectively. The increases also reflect favorable interLATA access revenue adjustments of $4.9 and $7.1, special access revenues associated with growth of special lines of $1.9 and $4.2, increases in revenues of $0.3 and $1.5 associated with access fees charged to cellular service providers, and $1.1 and $1.8 of higher end user access charges due to line growth.

                             GTE SOUTH INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Toll service revenues decreased 15% or $5.6 and 12% or $8.9 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The decreases are primarily due to optional discount calling plans and a decline in revenues resulting from lower toll volume, primarily relating to 10XXX intraLATA toll competition. The decreases are also the result of unfavorable settlement activities reducing toll revenues by approximately $3.0 and $2.5.

Other services and sales revenues decreased 7% or $2.5 for the three months and increased 2% or $1.7 for the six months ended June 30, 1996, compared to the same periods in 1995. The three month decrease is primarily due to lower billing and collection activity of $1.6. The six month increase is primarily due to a $2.2 increase in directory advertising revenue reflecting timing of directory publications.


Operating Costs and Expenses


                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1996              1995               1996               1995
                                            --------------     -------------      -------------      -------------
         Total operating costs and expenses $        241.3     $       233.9      $       480.5      $       458.1

Total operating costs and expenses increased 3% or $7.4 and 5% or $22.4 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The three and six month increases are primarily attributable to the increased revenues and sales discussed above including higher digital software costs of $3.0 and $8.2 and increased contractor costs of $6.1 and $7.6. In addition, the six month increase in operating costs and expenses reflects increases in the provision for uncollectible accounts of $2.3. The impact of $1.9 in pension settlement gains recorded in the second quarter of 1995 was partially offset by settlement gains of $3 recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.

Other (Income) Expenses


                                                   Three Months Ended                     Six Months Ended
                                                        June 30,                              June 30,
                                            --------------------------------      --------------------------------
                                                 1996              1995               1996               1995
                                            --------------     -------------      -------------      -------------
         Interest - net                     $         11.4     $        15.0      $        21.6      $        29.8
         Income taxes                                 35.3              28.0               74.2               59.9

Interest - net decreased 24% or $3.6 and 28% or $8.2 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The decreases are primarily due to lower interest expense reflecting lower interest rates associated with the high-coupon refinancing program initiated during the fourth quarter of 1995.

Income taxes increased 26% or $7.3 for the three months and 24% or $14.3 for the six months ended June 30, 1996, compared to the same periods in 1995, primarily due to corresponding increases in pre-tax income.

                             GTE SOUTH INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. As of July 1, 1996, the Company participated with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement the Company can issue up to $300 of commercial paper.

The Company's primary source of funds during the first six months of 1996 was cash from operations of $215.2 compared to $187.8 for the same period in 1995. The year-to-year increase in cash from operations is primarily the result of improved results from operations. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first six months of 1996 were $119 compared to $110.9 for the same period in 1995. The 1996 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates capital expenditures for the remainder of 1996 to increase slightly from the 1995 level.

Cash used in financing activities was $117.3 during the first six months of 1996 compared to $69.2 for the same period in 1995. The Company issued $125 of 6% debentures in February 1996 and $250 of 7.5% debentures in March 1996 to refinance the debt called and redeemed in the fourth quarter of 1995. The proceeds were subsequently used to reduce commercial paper. In addition, the Company has invested funds with GTE, pending cash requirements under its 1996 capital program.

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


OTHER MATTERS

In connection with the re-engineering plan, during the first six months of 1996, costs of approximately $14.7 have been incurred, including $12.4 to re-engineer customer service processes and $2.3 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $103.4 have been incurred, including $76.6 to re-engineer customer service processes and $13.4 to re-engineer administrative processes. The restructuring costs also include $13.4 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of June 30, 1996, $59.6 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

On August 1, 1996, the Federal Communications Commission (FCC) voted to release its rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). The terms of the FCC's Report and Order (Order) were published on August 8, 1996, and GTE is in the process of reviewing the Order.

The Order acknowledges that the Telecommunications Act calls for negotiation of terms and prices for Competitive Entry Terms between the local-exchange carrier
(LEC) and the competing carriers. The Order, among other things, prescribes the rules for interconnection of a LEC's facilities with those of carriers competing in the local-exchange market and the pricing methodology to be used by states in establishing interconnection rates. The FCC methodology calls for the states to use forward-looking costs defined as Total Element Long Run Incremental Cost (TELRIC), including a reasonable amount of forward-looking joint and common costs. State regulatory commissions are to establish the appropriate prices based on this methodology. The FCC also identified network elements to be unbundled and priced by the states using the same TELRIC plus reasonable joint and common costs. Proxy prices for the various network elements are set out and may be used by states which have not approved cost studies by statutory deadlines for completing any arbitration of issues unresolved by negotiation between the LEC and other carriers. Access to the unbundled elements are to be at technically feasible points.

Additionally, the Order mandated use of a method of determining a LEC's avoided costs for purposes of resale rates. States are to determine the specific rates using this methodology but, on an interim basis, may instead elect to use a default range of rates established by the FCC. The default discount rates range from 17% - 25% off retail rates.

To continue to support universal service, the FCC established a temporary access framework. A competitor purchasing local service for resale or providing only long distance service must pay full current access rates. If unbundled local switching is purchased, the competitor must pay 75% of the existing Transport Interconnection Charge and all of the existing Carrier Common Line Charge. A competitor providing its own switching facility pays no access charges even if it purchases an unbundled loop from a LEC.

The Order also provides for mutual compensation for interconnection but presumes calling will be balanced and permits "bill and keep" arrangements. If the LEC demonstrates calling is not balanced, interconnection prices are to be set by the state for both carriers at the LEC's forward-looking costs.

GTE is still reviewing the impact of the approximately 700-page Order. In addition, the FCC is scheduled to release additional rules relating to universal service and access charge reform in the second quarter of 1997.
Until all the rules have been issued, it is difficult to determine the effect on GTE. However, GTE has concerns about the Order as it relates to the ability of a local-exchange carrier to recover all of its present costs from its ongoing retail customers and the wholesale prices to be set by state regulatory agencies pursuant to the FCC's guidelines.

GTE plans to appeal various aspects of the Order. Although it is too early to determine the impact of these rules, GTE believes that, if implemented as contained in the Order, they may advantage new entrants and competitors in a LEC's territory. Thus, while the Order may contribute to some market erosion in GTE's franchised territories, it may also advantage GTE outside of its franchised territory.

                             GTE SOUTH INCORPORATED

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the Federal Communication Commission's (FCC) interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Kentucky (Contel) and Virginia (GTE) tariff entities. On June 24, 1996, the FCC ordered all local-exchange carriers (LECs) subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $1.3, effective July 1, 1996.

The Company's intrastate business is regulated by the state regulatory commissions in Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia.

Effective June 24, 1996, the Company began operating under an intrastate price regulation plan in North Carolina. The plan eliminates earnings regulation and regulation of depreciation rates, provides a price index mechanism to increase service rates, allows contract service arrangements (CSA) without commission approval, and shortens the tariff approval period. The commission will review the operation of the plan within five years of its effective date. Also, the Company may file for a new plan or modifications to the existing plan, when circumstances warrant.

Under the plan, residential basic local service rates are capped at their initial rates for three years, and switched access and carrier common line rates are capped in the aggregate for the life of the plan. Increases in rates for other services are limited to both service category and service specific price indexes (calculated from an inflation index), except for CentraNet(R), billing and collection, and enhanced digital switch service rates which are not limited.

For those services subject to the price indexes, the Company may increase prices at any time, but only one increase per year is permitted. Tariffs must be filed with documentation demonstrating that all price changes comply with the price indexes. Also, the Company must file annually to update the indexes.

The Telecommunications Act of 1996 (the Telecommunications Act) forbids states from imposing any barriers to entry into local and toll competition. Local competition has been authorized in North Carolina, South Carolina, Virginia and Illinois. The local competition docket for Kentucky is pending. In addition, Kentucky, North Carolina, South Carolina and Illinois have concluded that intraLATA 1+ competition is in the public interest. The Company plans to convert all capable offices to 1+ in North Carolina by February 1997, in Kentucky and South Carolina by March 1997 and in Illinois by November 1996. IntraLATA 1+ conversion schedules in Alabama and Virginia have been suspended pending state commission action.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Alabama, Kentucky, North Carolina, Virginia and Illinois, marketed under the name GTE Easy Savings Plan(sm). GTE plans to offer this service in all 28 states where it currently offers local telephone service by December 1996.

                             GTE SOUTH INCORPORATED

                            CONDENSED BALANCE SHEETS


                                                                               June 30,             December 31,
                                                                                 1996                   1995
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
                                 ASSETS
CURRENT ASSETS:
  Cash and temporary investments                                          $           10,168     $           31,271
  Accounts receivable, less allowances of $20,546 and $17,081                        191,157                171,593
  Note receivable from affiliate                                                      64,100                     --
  Inventories and supplies                                                            25,689                 17,510
  Deferred income tax benefits                                                         4,368                 13,361
  Other                                                                               13,305                 12,288
                                                                          ------------------     ------------------
    Total current assets                                                             308,787                246,023
                                                                          ------------------     ------------------
PROPERTY, PLANT AND EQUIPMENT, at cost                                             4,006,784              3,927,849
  Accumulated depreciation                                                        (2,459,120)            (2,361,666)
                                                                          ------------------     ------------------
    Total property, plant and equipment, net                                       1,547,664              1,566,183
OTHER ASSETS, primarily employee benefit plans                                       107,711                 90,542
                                                                          ------------------     ------------------
    Total assets                                                          $        1,964,162     $        1,902,748
                                                                          ==================     ==================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term obligations, including current maturities                    $           16,303     $           16,140
  Accounts payable                                                                    93,733                 92,290
  Taxes payable                                                                       40,851                 35,711
  Accrued interest                                                                    15,518                  8,213
  Accrued payroll costs                                                               30,314                 35,621
  Dividends payable                                                                   31,608                     18
  Accrued restructuring costs                                                         59,622                 74,254
  Other                                                                               87,739                 90,729
                                                                          ------------------     ------------------
    Total current liabilities                                                        375,688                352,976
                                                                          ------------------     ------------------
NON-CURRENT LIABILITIES:
  Long-term debt                                                                     722,139                723,304
  Deferred income taxes                                                               72,546                 78,722
  Employee benefit plans                                                             141,666                135,327
  Other liabilities                                                                    5,515                  4,305
                                                                          ------------------     ------------------
    Total non-current liabilities                                                    941,866                941,658
                                                                          ------------------     ------------------

PREFERRED STOCK, subject to mandatory redemption                                       2,660                  2,756
                                                                          ------------------     ------------------

SHAREHOLDERS' EQUITY:
  Preferred stock                                                                        412                    412
  Common stock (21,000,000 shares issued)                                            525,000                525,000
  Additional paid-in capital                                                          58,320                 58,320
  Retained earnings                                                                   60,216                 21,626
                                                                          ------------------     ------------------
    Total shareholders' equity                                                       643,948                605,358
                                                                          ------------------     ------------------
    Total liabilities and shareholders' equity                            $        1,964,162     $        1,902,748
                                                                          ==================     ==================


                  See Notes to Condensed Financial Statements.

                             GTE SOUTH INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                          -----------------------------------------
                                                                                 1996                   1995
                                                                          ------------------     ------------------
                                                                                   (Thousands of Dollars)
OPERATIONS:
  Net income                                                              $          120,257     $           96,951
  Adjustments to reconcile net income
  to net cash from operations:
    Depreciation and amortization                                                    138,200                137,462
    Deferred income taxes                                                              2,817                  7,910
    Provision for uncollectible accounts                                              12,335                 12,240
    Changes in current assets and current liabilities                                (46,787)               (57,946)
    Other - net                                                                      (11,635)                (8,814)
                                                                          ------------------     ------------------
    Net cash from operations                                                         215,187                187,803
                                                                          ------------------     ------------------

INVESTING:
  Capital expenditures                                                              (119,028)              (110,876)
                                                                          ------------------     ------------------
    Cash used in investing                                                          (119,028)              (110,876)
                                                                          ------------------     ------------------

FINANCING:
  Long-term debt issued                                                              369,126                     --
  Long-term debt and preferred stock retired                                            (357)               (56,945)
  Dividends                                                                          (50,077)               (33,643)
  Change in affiliate note                                                           (64,100)                    --
  Increase (decrease) in short-term obligations,
    excluding current maturities                                                    (386,700)                21,353
  Other - net                                                                         14,846                     --
                                                                          ------------------     ------------------
    Net cash used in financing                                                      (117,262)               (69,235)
                                                                          ------------------     ------------------
Increase (decrease) in cash and temporary investments                                (21,103)                 7,692

Cash and temporary investments:
  Beginning of period                                                                 31,271                  6,549
                                                                          ------------------     ------------------
  End of period                                                           $           10,168     $           14,241
                                                                          ==================     ==================


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

PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by Item 601 of Regulation S-K.

             (12) Statement re: Calculation of the Ratio of Earnings to Fixed Charges

             (27)   Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the second quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE South Incorporated
                                        ---------------------------------------
                                                     (Registrant)

Date:        August 14, 1996                    William M. Edwards, III
      -----------------------------     ---------------------------------------
                                                William M. Edwards, III
                                              Vice President - Controller
                                            (Principal Accounting Officer)

EXHIBIT INDEX


Exhibit
 Number                            Description
- -------      ----------------------------------------------------------

   12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

   27        Financial Data Schedule