Form 10-Q
period 1996-09-30
GTE SOUTH INC
filed 1996-11-13
CIK 40878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended            September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from         to

Commission File Number              2-36292

                             GTE SOUTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 VIRGINIA                                 56-0656680
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION OR ORGANIZATION)

600 Hidden Ridge, HQE04B12 - Irving, Texas                    75038
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)


Registrant's telephone number, including area code        972-718-5600


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

The Company had 21,000,000 shares of $25 par value common stock outstanding at October 31, 1996. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

                             GTE SOUTH INCORPORATED
                         CONDENSED STATEMENTS OF INCOME

                                                   Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                                --------------------------        ----------------------------
                                                  1996              1995             1996               1995
                                                --------          --------        ----------          --------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                                $139,944          $129,303        $  412,108          $375,603
  Network access services                        148,566           126,622           424,094           368,794
  Toll services                                   30,927            39,030            96,146           113,170
  Other services and sales                        42,348            40,404           126,021           122,428
                                                --------          --------        ----------          --------
   Total revenues and sales                      361,785           335,359         1,058,369           979,995
                                                --------          --------        ----------          --------


OPERATING COSTS AND EXPENSES
  Costs of services and sales                    122,205           121,469           366,007           345,532
  Selling, general and administrative             47,101            47,034           145,579           143,562
  Depreciation and amortization                   69,982            68,967           208,182           206,429
                                                --------          --------        ----------          --------
   Total operating costs and expenses            239,288           237,470           719,768           695,523
                                                --------          --------        ----------          --------

OPERATING INCOME                                 122,497            97,889           338,601           284,472

OTHER (INCOME) EXPENSE
  Interest - net                                  11,971            14,408            33,605            44,164
  Other - net                                         --           (20,000)               --           (20,000)
                                                --------          --------        ----------          --------

INCOME BEFORE INCOME TAXES                       110,526           103,481           304,996           260,308
  Income taxes                                    41,631            39,543           115,844            99,419
                                                --------          --------        ----------          --------
NET INCOME                                      $ 68,895          $ 63,938        $  189,152          $160,889
                                                ========          ========        ==========          ========





      Per share data is omitted since the Company's common stock is 100%
                       owned by GTE Corporation (GTE).

                  See Notes to Condensed Financial Statements.

                             GTE SOUTH INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             (Dollars in Millions)

RESULTS OF OPERATIONS

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                  -----------------------             ------------------------
                                                   1996              1995              1996              1995
                                                  -----             -----             ------            ------
         Net income                               $68.9             $63.9             $189.2            $160.9

Net income increased 8% or $5 and 18% or $28.3 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increases are primarily due to higher revenues and sales, primarily local and network access services, partially offset by higher operating costs and expenses.

Revenues and Sales

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                 ------------------------           --------------------------
                                                  1996              1995              1996               1995
                                                 ------            ------           --------            ------
         Local services                          $139.9            $129.3           $  412.1            $375.6
         Network access services                  148.6             126.6              424.1             368.8
         Toll services                             30.9              39.0               96.2             113.2
         Other services and sales                  42.4              40.4              126.0             122.4
                                                 ------            ------           --------            ------
          Total revenues and sales               $361.8            $335.3           $1,058.4            $980.0

Total revenues and sales increased 8% or $26.5 and 8% or $78.4 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995.

Local service revenues increased 8% or $10.6 and 10% or $36.5 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The number of switched access lines increased 5% for both the three and nine months ended September 30, 1996, which generated revenues of $3.2 and $12.6, respectively. The increase in local service revenues for both periods of 1996 also reflects growth of $2.5 and $7.6 from enhanced custom calling features, such as SmartCall(trademark), higher sales of CentraNet(trademark) of $1 and $4.5, and increases in measured usage service revenues of $1.5 and $4.4.

Network access service revenues increased 17% or $22 for the three months and 15% or $55.3 for the nine months ended September 30, 1996, compared to the same periods in 1995. Minutes of use increased 11% and 12% for the three and nine months ended September 30, 1996, generating revenues of $10.3 and $26.1, respectively. Favorable interLATA access revenue adjustments of $7.8 and $14.9, and growth in special access lines producing revenues of $3.3 and $7.5 also contributed to increased network access service revenues. In addition, the increase reflects higher end user access charge revenues due to line growth of $0.6 and $2.4 and an increase in the volume of cellular service providers accessing the Company's network which generated revenues of $0.4 and $1.9.

                             GTE SOUTH INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Toll service revenues decreased 21% or $8.1 and 15% or $17 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The decreases are primarily a result of optional discount calling plans and a decline in revenues resulting from lower toll volumes, primarily relating to 10XXX intraLATA toll competition. The decreases are also the result of unfavorable settlement activities reducing toll revenues by approximately $6.3 and $9.

Other services and sales revenues increased 5% or $2 for the three months and 3% or $3.6 for the nine months ended September 30, 1996, compared to the same periods in 1995. The three and nine month increases are due to $0.8 and $3 increases in directory advertising revenue resulting from the timing of directory publications. In addition, growth in sales of voice messaging service of $1.3 is reflected in the nine month revenue increase.

Operating Costs and Expenses

                                                    Three Months Ended                   Nine Months Ended
                                                      September 30,                        September 30,
                                                 ------------------------             ------------------------
                                                  1996              1995               1996              1995
                                                 ------            ------             ------            ------
         Total operating costs and expenses      $239.3            $237.5             $719.8            $695.5

Total operating costs and expenses increased 1% or $1.8 and 3% or $24.3 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. Increased revenues and sales, as discussed above, contributed to increases in operating costs and expenses resulting in higher contractor costs of $2 and $8.7, respectively. The increase also includes higher digital software costs of $0.4 and $8.6 and a reserve of $2.3 for inside wire maintenance settlement costs recorded in the third quarter of 1996. The three month increase is partially offset by actuarial adjustments to the Company's benefit plans of $2.6 recorded in the third quarter of 1996. The impact of $1.9 in pension settlement gains recorded in the second quarter of 1995 was offset by settlement gains of $3 recorded in the first quarter of 1996 which resulted from lump-sum payments from the Company's pension plans.


Other (Income) Expense

                                                   Three Months Ended                    Nine Months Ended
                                                      September 30,                         September 30,
                                                 ------------------------             ------------------------
                                                  1996              1995               1996              1995
                                                 ------            ------             ------            ------
         Interest - net                          $ 12.0            $ 14.4             $ 33.6            $ 44.2
         Other - net                                 --             (20.0)                --             (20.0)
         Income taxes                              41.6              39.5              115.8              99.4

Interest - net decreased 17% or $2.4 and 24% or $10.6 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The decreases are primarily due to lower interest expense reflecting lower interest rates associated with the high-coupon debt refinancing program initiated during the fourth quarter of 1995.

The 1995 income in other - net represents the reversal of $20 of representation and warranty reserves related to certain 1993 property dispositions for which the period of exposure had expired.

                             GTE SOUTH INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Income taxes increased 5% or $2.1 for the three months and 16% or $16.4 for the nine months ended September 30, 1996, compared to the same periods in 1995, primarily due to corresponding increases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through commercial paper borrowings or borrowings from GTE. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $300 of commercial paper.

The Company's primary source of funds during the first nine months of 1996 was cash from operations of $370.1 compared to $310.4 for the same period in 1995. The year-to-year increase in cash from operations is primarily the result of improved results from operations. Cash from operations is also being utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during the first nine months of 1996 were $196.2 compared to $175 for the same period in 1995. The 1996 expenditures reflect the Company's continued growth in access lines and modernization of current facilities and introduction of new products and services, including broadband digital services and switched digital services. The Company anticipates capital expenditures for 1996 to increase from the 1995 level, reflecting the continuing modernization of facilities and anticipated growth.

Cash used in financing activities was $174 during the first nine months of 1996 compared to $125.4 for the same period in 1995. The Company issued $125 of 6% debentures in February 1996 and $250 of 7.5% debentures in March 1996 to refinance the debt called and redeemed in the fourth quarter of 1995. The proceeds were subsequently used to reduce commercial paper. In addition, the Company has invested funds with GTE, based on cash requirements under its 1996 capital program.

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

OTHER MATTERS

In connection with the re-engineering plan, during the first nine months of 1996, costs of approximately $20.6 have been incurred, including $17.6 to re-engineer customer service processes and $3 to re-engineer administrative processes. Since the plan's inception at the beginning of 1994, costs of approximately $109.3 have been incurred, including $81.8 to re-engineer customer service processes and $14.1 to re-engineer administrative processes. The restructuring costs also include $13.4 to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. Implementation of the re-engineering plan is expected to be substantially completed by the end of 1996. As of September 30, 1996, $53.7 remains in the restructuring reserve which management believes is adequate to cover future expenditures.

                             GTE SOUTH INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


On August 8, 1996, the Federal Communications Commission (FCC) published its Report and Order (Order) containing rules implementing Section 251 of the Telecommunications Act of 1996 (the Telecommunications Act) dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service (Competitive Entry Terms). On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

GTE believes that if the Order were implemented as drafted, it would cause irreparable harm to local-exchange carriers (LECs) by providing unfair advantages to other carriers who will compete with the LECs in providing local service in the LEC's local territory.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. Additionally, the Court scheduled oral argument on the merits for the week of January 13, 1997. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions, including Alabama, Illinois, Kentucky, North Carolina and Virginia. Arbitration hearings began in late October 1996 to determine the prices and terms of unresolved issues. State commission decisions are expected to be issued over a period extending through the first quarter of 1997.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Kentucky (Contel) and Virginia (GTE) tariff entities. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $1.3, effective July 1, 1996.

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

                             GTE SOUTH INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)


Under the plan, residential basic local service rates are capped at their initial rates for three years, and switched access and carrier common line rates are capped in the aggregate for the life of the plan. Increases in rates for other services are limited to both service category and service specific price indexes (calculated from an inflation index), except for CentraNet (trademark), billing and collection, and enhanced digital switch service rates which are not limited.

For those services subject to the price indexes, the Company may increase prices at any time, but only one increase per year is permitted. Tariffs must be filed with documentation demonstrating that all price changes comply with the price indexes. Also, the Company must file annually to update the indexes.

Local competition has been authorized in North Carolina, South Carolina, Virginia and Illinois. The local competition docket for Kentucky is pending. On September 26, 1996, the Kentucky Public Service Commission (KPSC) issued an order pertaining to local competition and universal service concerns in Kentucky. With regard to the local competition issues of interconnection and unbundling, the KPSC declined to issue specific rules, instead deferring to the process of negotiations and arbitration contemplated by the Telecommunications Act. Regarding the resale of local services, the KPSC adopted some resale restrictions, and also adopted the FCC's proposed proxy rates for wholesale pricing purposes on an interim basis until Kentucky-specific resale discount rates could be determined. The Company filed a Petition for Rehearing with the KPSC on October 17, 1996 regarding the use of the FCC's proxy rates. The KPSC established a competitively neutral, portable intrastate Universal Service Fund
(USF) to cover the incumbent LECs non-traffic sensitive (NTS) costs and the cost of a new statewide Lifeline service offering. As a result, the Company will reduce access and toll rates approximately $25 to remove NTS costs, and will instead recover this amount from the USF. The USF will be funded by all telecommunications providers operating in Kentucky. The KPSC will also allow all incumbent LECs to combine their current touch call rates into the basic local-exchange rate structure. All of these rate changes are expected to be revenue neutral for the Company. The timing and further details of the implementation of the USF will be determined in an industry workshop over the next four to six months.

In addition, Kentucky, North Carolina, South Carolina and Illinois have concluded that intraLATA 1+ competition is in the public interest. The Company plans to convert all capable offices to 1+ in North Carolina by February 1997, and in Kentucky and South Carolina by March 1997. The Company converted all capable offices in Illinois by November 1, 1996. IntraLATA 1+ conversion schedules in Alabama and Virginia have been suspended pending state commission action.

In 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected states, including Alabama, Kentucky, North Carolina, South Carolina, Virginia and Illinois, marketed under the name GTE Easy Savings Plan(service mark). GTE plans to offer this service by December 31, 1996 in all 50 states, including the 28 states where it currently offers local telephone service.

Eleven separate class action lawsuits have been brought against the Company and five of its affiliates relating to the provision of inside wire maintenance services. All cases are in different stages in the various legal systems. On August 8, 1996, a preliminary settlement was reached in one of the cases. The Court has conditionally certified this case as a national class of plaintiffs for settlement purposes. While all cases have not yet been consolidated, it is GTE's intent to consolidate all pending lawsuits and effect a nationwide settlement of all inside wire claims. A fairness hearing will be held on December 18, 1996. This hearing will allow for any objections to the settlement and could finally approve the settlement. If accepted, all pending lawsuits would be dismissed and future lawsuits would be precluded from 1987 to the date of settlement. Management believes that the Company has adequately provided for this settlement in its financial statements.

                            GTE SOUTH INCORPORATED
                           CONDENSED BALANCE SHEETS

                                                                            September 30,          December 31,
                                                                                 1996                  1995
                                                                            -------------          ------------
                                                                                   (Thousands of Dollars)
                                ASSETS
CURRENT ASSETS:

  Cash and temporary investments                                             $    31,167           $    31,271
  Accounts receivable, less allowances of $17,760 and $17,081                    169,031               171,593
  Note receivable from affiliate                                                  89,142                    --
  Inventories and supplies                                                        23,566                17,510
  Deferred income tax benefits                                                     2,575                13,361
  Other                                                                           14,442                12,288
                                                                             -----------           -----------
   Total current assets                                                          329,923               246,023
                                                                             -----------           -----------
PROPERTY, PLANT AND EQUIPMENT, at cost                                         4,068,186             3,927,849
  Accumulated depreciation                                                    (2,511,766)           (2,361,666)
                                                                             -----------           -----------
   Total property, plant and equipment, net                                    1,556,420             1,566,183
OTHER ASSETS, primarily employee benefit plans                                   115,876                90,542
                                                                             -----------           -----------
   Total assets                                                              $ 2,002,219           $ 1,902,748
                                                                             ===========           ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term obligations, including current maturities                       $    16,999           $    16,140
  Accounts payable                                                                85,560                92,290
  Taxes payable                                                                   58,934                35,711
  Accrued interest                                                                 8,926                 8,213
  Accrued payroll costs                                                           28,059                35,621
  Dividends payable                                                               59,426                    18
  Accrued restructuring costs                                                     53,705                74,254
  Other                                                                           93,344                90,729
                                                                             -----------           -----------
   Total current liabilities                                                    404,953                352,976
                                                                             -----------           -----------
  Long-term debt                                                                 721,486               723,304
  Deferred income taxes                                                           65,940                78,722
  Employee benefit plans                                                         148,437               135,327
  Other liabilities                                                                5,348                 4,305
                                                                             -----------           -----------
   Total liabilities                                                           1,346,164             1,294,634
                                                                             -----------           -----------
PREFERRED STOCK, subject to mandatory redemption                                   2,660                 2,756
                                                                             -----------           -----------
SHAREHOLDERS' EQUITY:
  Preferred stock                                                                    412                   412
  Common stock (21,000,000 shares issued)                                        525,000               525,000
  Additional paid-in capital                                                      58,320                58,320
  Retained earnings                                                               69,663                21,626
                                                                             -----------           -----------
   Total shareholders' equity                                                    653,395               605,358
                                                                             -----------           -----------
   Total liabilities and shareholders' equity                                $ 2,002,219           $ 1,902,748
                                                                             ===========           ===========

                  See Notes to Condensed Financial Statements.

                            GTE SOUTH INCORPORATED
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                               -------------------------------
                                                                                 1996                 1995
                                                                               ---------             ---------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                                   $ 189,152             $ 160,889
  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 208,182               206,429
   Deferred income taxes                                                          (1,996)               11,867
   Provision for uncollectible accounts                                           15,784                14,845
   Change in current assets and current liabilities                              (26,373)              (47,085)
   Other - net                                                                   (14,689)              (36,534)
                                                                               ---------             ---------
   Net cash from operations                                                      370,060               310,411
                                                                               ---------             ---------
INVESTING
  Capital expenditures                                                          (196,183)             (174,980)
                                                                               ---------             ---------
   Cash used in investing                                                       (196,183)             (174,980)
                                                                               ---------             ---------

FINANCING

  Long-term debt issued                                                          369,126                    --
  Long-term debt and preferred stock retired                                        (404)              (57,634)
  Dividends                                                                      (81,707)              (61,331)
  Change in affiliate note                                                       (89,142)                   --
  Decrease in short-term obligations, excluding current maturities              (386,700)               (6,400)
  Other - net                                                                     14,846                    --
                                                                               ---------             ---------
   Net cash used in financing                                                   (173,981)             (125,365)
                                                                               ---------             ---------
Increase (decrease) in cash and temporary investments                               (104)               10,066

Cash and temporary investments:
  Beginning of period                                                             31,271                 6,549
                                                                               ---------             ---------
  End of period                                                                $  31,167             $  16,615
                                                                               =========             =========





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

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K.

              (12) Statement re: Calculation of the Ratio of Earnings to Fixed Charges

              (27)   Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the third quarter of 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      GTE South Incorporated
                                                  ------------------------------
                                                           (Registrant)


Date:     November 13, 1996                           William M. Edwards, III
      -----------------------                     ------------------------------
                                                      William M. Edwards, III

                                                    Vice President - Controller
                                                  (Principal Accounting Officer)

EXHIBIT INDEX



   Exhibit
   Number                              Description
  ---------   ----------------------------------------------------------------
     12       Statement re: Calculation of the Ratio of Earnings to Fixed
              Charges

     27       Financial Data Schedule