Form 10-K405
period 1996-12-31
GTE SOUTH INC
filed 1997-03-26
CIK 40878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended          December 31, 1996

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

THE COMPANY HAD 21,000,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1997. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS

Item

Part I                                                                                     Page
       1.    Business                                                                         1

       2.    Properties                                                                       5

       3.    Legal Proceedings                                                                5

       4.    Submission of Matters to a Vote of Security Holders                              5

Part II

       5.    Market for the Registrant's Common Equity and Related
             Shareholder Matters                                                              6

       6.    Selected Financial Data                                                          7

       7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                              8

       8.    Financial Statements and Supplementary Data                                     14

       9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                                             37

Part III

     10.     Directors and Executive Officers of the Registrant                              38

     11.     Executive Compensation                                                          41

     12.     Security Ownership of Certain Beneficial Owners and Management                  49

     13.     Certain Relationships and Related Transactions                                  49

Part IV

     14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                 50

PART I

Item 1.  Business

GTE South Incorporated (the Company) was incorporated in Virginia on July 29, 1947. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with interexchange (long distance) common carriers. These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by providing such services as billing and collection and operator services to interexchange carriers.

The number of access lines in the states in which the Company operates as of December 31, 1996, was as follows:

                                                     Access
              State                               Lines Served
              -----                               ------------
        Virginia                                     604,063
        Kentucky                                     579,119
        North Carolina                               499,001
        South Carolina                               204,851
        Alabama                                      157,576
        Illinois                                      42,601
                                                   ---------
           Total                                   2,087,211
                                                   =========


At December 31, 1996, the Company had 4,640 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and International Brotherhood of Electrical Workers (IBEW). In 1996, agreements with the CWA and IBEW were reached on one contract each with three expired CWA contracts still pending. During 1997, two contracts with the CWA and one contract with the IBEW will expire.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia as to its intrastate business operations and by the Federal Communications Commission
(FCC) as to its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. Presently, the Company is subject to competition from numerous sources, including competitive access providers
(CAPs) for network access services. In addition, competition from alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers and cable providers, as well as more recent entry by media and computer companies, is expected to increase in the rapidly changing telecommunications marketplace.

On February 8, 1996, the Telecommunications Act of 1996 (the Telecommunications
Act) became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC released its rules implementing the provision of number portability and dialing parity in accord with the Telecommunications Act. In August 1996, the FCC also adopted its rules governing interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. These rules generally require local-exchange carriers (LECs) to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

GTE is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since November 1996, a number of state commission decisions determining the prices and terms of unresolved issues have been released, see
Note 13 of the Company's financial statements included in Item 8. Subsequent decisions are expected to be issued over a period extending through the first half of 1997.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in Virginia, Illinois and Kentucky.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. In addition, nineteen states, including Illinois, Kentucky, North Carolina and South Carolina have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states, including Alabama and Virginia, which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The state regulatory commissions in Alabama, Kentucky and North Carolina have adopted price regulation for intrastate telephone service. Regulatory commissions in the states of Illinois, South Carolina and Virginia continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

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

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 13 of the Company's financial statements included in Item 8.

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

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities.

GTE South Incorporated (the Company):

Restructuring and Cost Control

During 1996, the Company substantially completed the implementation of its three-year $163 million re-engineering program. Total costs of the program included $110 million related to improvements in customer service processes, $39.6 million related to improvements in administrative processes and $13.4 million related to the consolidation of facilities and operations and other related costs. These costs were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits related to employee reductions.

GTE Corporation (GTE):

Video Services

The Telecommunications Act eliminates the telephone company programming ban and allows GTE the flexibility to choose whether it will enter the wireline video distribution business through an open video platform arrangement or via a standard cable television operation (Title VI). The legislation also allows GTE to deploy video networks which are fully integrated with its telephone operations.

GTE, through a separate subsidiary, made its initial entry into the video market under Title VI. The most technologically-advanced hybrid fiber/coaxial network available is being deployed. At the end of 1996, GTE had been granted six franchises, three in California and three in Florida. Construction of the networks in those markets is underway and approximately 7,000 video subscribers were acquired in 1996, bringing GTE's total video subscribers to approximately 15,000.

Internet Access

GTE, through a separate subsidiary, was the first local-exchange carrier to introduce nationwide Internet services to residential and business customers in 1996. By year-end 1996, GTE's Internet access service, marketed as GTE Internet Solutions, was offered in over 350 cities covering 49 states, including Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. An agreement with UUNET Technologies provides the Internet backbone and local dialing capabilities. Over 70,000 customers were subscribing to GTE Internet Solutions at December 31, 1996.

GTE Long Distance

One of the most significant impacts of the Telecommunications Act's passage was the removal of certain restrictions previously included in GTE's Consent Decree. Prior to February 8, 1996, GTE was restricted from jointly marketing the products and services of the Company with those of GTE's interexchange subsidiaries. With this joint marketing restriction lifted, GTE can now offer its customers many services on one monthly bill, with one point of contact. This opportunity facilitated GTE's entry into the long distance business, as discussed above. By December 31, 1996, GTE, through a separate subsidiary, was offering the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states and was serving over 825,000 customers.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia, are generally in good operating condition and adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1992 to December 31, 1996, the Company made capital expenditures of $1.5 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 36% of gross plant of $4.1 billion at December 31, 1996.

In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71).

In general, FAS 71 required the Company to depreciate its telephone plant and equipment over lives approved by regulators which, in many cases, extended beyond the assets' economic lives. FAS 71 also required the deferral of certain costs based upon approvals received from regulators to recover such costs in the future. As a result of these requirements, the recorded net book value of certain assets and liabilities, primarily telephone plant and equipment, were in many cases higher than that which would otherwise have been recorded based on their economic lives. See Note 2 of the Company's financial statements included in Item 8.

Item 3.  Legal Proceedings

There are no pending legal proceedings which would have a material impact on the Company's financial statements.

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

Or write to:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         P.O. Box 9121
         Boston, MA 02205-9121

For overnight delivery services, use the following address:
         Bank of Boston
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Canton, MA 02021

The Bank of Boston address where shareholders, banks and brokers may deliver certificates is One Exchange Place, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT

To obtain a copy of the 1996 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET

Internet World Wide Web users can access information on GTE through the following universal resource: http://www.gte.com

PRODUCTS AND SERVICES HOTLINE

Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

Item 6.  Selected Financial Data

GTE South Incorporated

                                                                                Years Ended December 31,
                                                             --------------------------------------------------------------
                Selected Income Statement Items (a)             1996         1995         1994       1993(b)(c)     1992
                -----------------------------------          --------------------------------------------------------------
                                                                                (Thousands of Dollars)
                Revenues and sales                           $1,417,699   $1,319,110   $1,250,404   $1,438,063   $1,426,107
                Operating costs and expenses                    965,343      956,958      982,056    1,225,452    1,030,994
                                                             ----------   ----------   ----------   ----------   ----------
                Operating income                                452,356      362,152      268,348      212,611      395,113
                Interest - net                                   46,307       57,656       57,653       90,276       91,154
                Gain on disposition of assets                        --           --           --      (63,112)          --
                Other - net                                     (15,123)     (20,000)       4,200           --           --
                Income taxes                                    160,478      121,897       77,308       85,712      108,869
                                                             ----------   ----------   ----------   ----------   ----------
                Income before extraordinary charges             260,694      202,599      129,187       99,735      195,090
                Extraordinary charges (d)                            --      509,880           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
                Net income (loss)                            $  260,694   $ (307,281)  $  129,187   $   99,735   $  195,090
                                                             ==========   ==========   ==========   ==========   ==========

                Dividends declared on common stock           $  186,952   $  117,892   $  168,660   $  341,998   $  119,500
                Dividends declared on preferred stock               153          157          171          177          186

--------------------------------------------------------------------------------

                                                                                Years Ended December 31,
                                                             --------------------------------------------------------------
                Selected Balance Sheet Items (a)                1996         1995         1994       1993(b)        1992
                -----------------------------------          --------------------------------------------------------------
                                                                                (Thousands of Dollars)
                Property, plant and equipment, net (d)       $1,588,038   $1,566,183   $2,402,927   $2,379,039   $2,895,282
                Total assets                                  2,005,308    1,902,748    2,762,128    3,174,642    3,293,635
                Long-term debt and preferred stock,
                 subject to mandatory redemption                638,683      726,060      597,213      566,705      999,848
                Shareholders' equity                            678,947      605,358    1,030,678    1,070,320    1,312,760

-------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE South Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. At December 31, 1996, the Company served 2,087,211 access lines in its service territories.


RESULTS OF OPERATIONS

                                              Years Ended December 31,
                                         --------------------------------
                                            1996       1995         1994
                                         ---------   ---------   --------
         Net income (loss)               $ 260.7   $ (307.3)     $ 129.2


The net loss for 1995 includes an extraordinary charge (net of tax) of $497.5 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995 and an extraordinary charge (net of tax) of $12.4 related to the early retirement of debt.

Excluding the extraordinary charges discussed above, net income increased 29% or $58.1 in 1996 and 57% or $73.4 in 1995. The 1996 increase reflects higher local and network access revenues, reflecting customer growth, and lower interest expense, partially offset by higher operating costs and expenses and higher income taxes. The 1995 increase is primarily attributable to continued customer growth, lower operating costs and expenses and the reversal of reserves related to expired warranties on properties sold during 1993, partially offset by higher depreciation costs.


REVENUES AND SALES

                                         Years Ended December 31,
                                 --------------------------------------
                                    1996            1995         1994
                                 ---------      -----------    --------
 Local services                   $   542.7      $   503.0     $  474.5
 Network access services              562.1          494.9        481.6
 Toll services                        131.7          149.8        125.8
 Other services and sales             181.2          171.4        168.5
                                  ---------      ---------     --------
    Total revenues and sales      $ 1,417.7      $ 1,319.1     $1,250.4


Total revenues and sales increased 7% or $98.6 and 5% or $68.7 during 1996 and 1995, respectively.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 8% or $39.7 in 1996 and 6% or $28.5 in 1995. The number of access lines increased 5% in 1996, generating $14.7 of additional revenues, which reflects customer growth, second line promotions and expansion of local calling areas. Also contributing to the 1996 increase are growth of $8.8 in sales of enhanced custom calling features, such as SmartCall (R), growth of $5 in sales of integrated digital services, which enable rapid transmission of voice, data, image and text, such as Internet access, and growth of $4.7 in sales of Centranet (R). The number of access lines increased 5% in 1995, generating $12.7 of additional revenues. The 1995 increase also includes a $5.9 increase in revenues from new services, including Integrated Services Digital Network (ISDN), a $3.9 growth in sales of Centranet
(R) services and a $3 growth in revenues from enhanced custom calling features.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local- exchange carriers also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 14% or $67.2 in 1996 and 3% or $13.3 in 1995. The 1996 increase includes the effects of a 12% increase in minutes of use, which generated additional revenues of $33.5, growth in intraLATA access revenues of $14.8 due largely to a change in compensation arrangements in North Carolina with other local-exchange carriers
(LECs), and growth in dedicated lines resulting in higher special access revenues of $11.3. Additionally, the 1996 increase reflects $6.8 of favorable access revenue adjustments, higher end user access charge revenues of $3.4 due to line growth, and an increase in the volume of cellular service providers accessing the Company's network which generated revenues of $3.3. Partially offsetting these 1996 increases is the net effect of the 1995 and 1996 Annual Price Cap Filings which reduced rates, unfavorably impacting revenues by $5.5. The 1995 increase is principally due to a 9% increase in minutes of use, which generated additional revenues of $11.5. A $2.6 increase in end user access charge revenues, a $2.5 increase in Universal Service Fund support and $2.7 of favorable carrier settlements recorded in 1995 further contribute to the 1995 increase in network access service revenues. These increases are partially offset by a $4.8 reduction in interstate access revenues associated with affiliate audit price changes and a $4.7 decrease in revenues related to a revised estimate of shareable earnings recorded in the second quarter of 1995.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 12% or $18.1 in 1996 and increased 19% or $24 in 1995. The 1996 decrease reflects the impacts of optional discount calling plans, which effectively lowered intrastate long distance rates. In addition, lower toll volumes, primarily relating to intraLATA toll competition, contribute to the revenue decline. The decrease is also the result of unfavorable settlements, reducing toll revenues by $9.3. The 1995 increase is primarily attributable to $19.2 of favorable toll settlements, partially offset by a $0.9 decline in toll activity resulting from competition.

Other services and sales revenues increased 6% or $9.8 in 1996 and 2% or $2.9 in 1995. The 1996 increase reflects an increase of $5.9 in directory advertising revenue due to the timing of directory publications, an increase of $2.2 in voice and data equipment sales and growth of $1.7 in sales of voice messaging services. The 1995 increase is driven by a $12 increase in revenues related to voice and data equipment sales, primarily Lineskeeper (R), a protection service for inside wiring. These increases are partially offset by a $6.9 decrease in billing and collection revenues and a $2.8 decrease in directory advertising revenue due to lower directory sales and timing of directory publications.


OPERATING COSTS AND EXPENSES

                                                                     Years Ended December 31,
                                                             -----------------------------------------
                                                              1996             1995             1994
                                                             ---------      -----------      ---------
         Cost of services and sales                          $ 492.0          $ 479.1          $ 506.5
         Selling, general and administrative                   194.8            203.5            212.7
         Depreciation and amortization                         278.5            274.4            262.9
                                                             -------          -------          -------
            Total operating costs and expenses               $ 965.3          $ 957.0          $ 982.1

Total operating costs and expenses increased 1% or $8.3 during 1996 and decreased 3% or $25.1 during 1995.

The 1996 increase in operating costs and expenses is a result of higher material costs of $10.3 which are directly associated with increased revenues and sales. In addition, the increase reflects higher operating taxes of $5.9, higher depreciation costs of $4.1 primarily resulting from increased plant investments and a reserve of $2.3 for inside wire maintenance settlement costs recorded in the third quarter of 1996, discussed below. The impact of $10 in pension settlement gains recorded in 1996 is offset by settlement gains of $2.8 recorded in 1995, which resulted from lump-sum payments from the Company's pension plans. In addition, the 1996 increase is partially offset by the effect of cost-reduction programs from process re-engineering activities reflected by $5.6 of lower rent expense and $2.3 of lower data processing costs.

The 1995 decrease is primarily the result of lower cost of services and sales and selling, general and administrative costs, reflecting the favorable effects of ongoing cost-reduction programs from process re-engineering activities, partially offset by higher depreciation costs. The 1995 decrease is attributable to $5.1 of lower labor and benefit costs. The decrease also includes an $8.7 decrease in the provision for uncollectible accounts, an $8 decrease in material costs, a $7.5 decrease in charges related to unbillable calling card calls and $12.9 of nonrecurring unfavorable settlement activities recorded in the third quarter of 1994. These decreases are partially offset by an $11.5 increase in depreciation costs, primarily related to higher gross plant balances and rate changes in Kentucky and North Carolina effective in June 1994, and a $7.1 increase in access charges, under an Originating Responsibility Plan (ORP), to other LECs for intraLATA toll calls that are originated by the Company and terminated by another LEC.


OTHER (INCOME) EXPENSES

                                                     Years Ended December 31,
                                             -----------------------------------------
                                              1996             1995             1994
                                             ---------      -----------      ---------
         Interest - net                     $   46.3        $   57.7         $  57.7
         Other - net                           (15.1)          (20.0)            4.2
         Income taxes                          160.5           121.9            77.3

Interest - net decreased 20% or $11.4 in 1996 and remained virtually unchanged for 1995. The 1996 decrease is primarily attributable to lower interest expense reflecting lower interest rates associated with the high-coupon debt refinancing program initiated during the fourth quarter of 1995.

Other - net income of $15.1 in 1996 and $20 in 1995 represents the reversal of expired representation and warranty reserves related to certain 1993 property dispositions. Other - net expense of $4.2 in 1994 represents fees associated with the early retirement of debt recorded in the second and third quarters of 1994.

Income taxes increased 32% or $38.6 in 1996 and 58% or $44.6 in 1995. The 1996 and 1995 increases are primarily related to the increases in pre-tax income. Additionally, the 1995 increase includes adjustments in prior years' tax liabilities.


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

The Company's primary source of funds during 1996 was cash from operations of $458 compared to $437 for the same period in 1995. The year-to-year increase in cash from operations is primarily the result of improved results from operations, partially offset by an increase in working capital requirements. Cash from operations was also utilized to fund the Company's re-engineering plan.

The Company's capital expenditures during 1996 were $297.7 compared to $248.5 during the same period in 1995. The 1996 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded service capabilities. The Company's anticipated construction costs for 1997 are expected to increase slightly from the 1996 level, reflecting the continued expansion of existing networks.

Net cash used in financing was $175.6 in 1996 compared to $163.8 in 1995. The Company issued $125 of 6.0% debentures in February 1996 and $250 of 7.5% debentures in March 1996 to refinance $248.2 of debt which was called and redeemed in the fourth quarter of 1995. Financing included the repayment of short-term borrowings of $414 in 1996 compared to borrowings of $277.9 in 1995, including a reduction to commercial paper from the proceeds of the offerings. In addition, the Company has invested funds with GTE, based on cash requirements under its 1996 capital program. The Company retired an additional $4.5 of long-term debt and preferred stock in 1996 compared to total retirements of $62.5 in 1995. The Company made dividend payments of $141.2 in 1996 compared to $118.3 in 1995.

At December 31, 1995, the Company had entered into forward contracts to sell $250 million of U.S. Treasury Bonds to hedge against changes in market interest rates related to the debt the Company called and subsequently refinanced in March 1996, discussed above. A gain of approximately $15 million occurred upon settlement of the forward contracts and is being amortized over the life of the associated refinanced debt as an offset to interest expense.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia as to its intrastate business operations and by the Federal Communications Commission
(FCC) as to its interstate operations.

Significant regulatory and legislative developments occurred during 1996, including the passage of the Telecommunications Act of 1996 (the
Telecommunications Act). The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace, while preserving and advancing universal telephone service.

As a result of the Telecommunications Act, the Company may be faced with increased competition from numerous sources, including competitive access providers (CAPs), alternative local-exchange carriers (ALECs), interexchange carriers (IXCs), wireless carriers, cable providers, media and computer companies. These companies collectively have the ability to offer a broad array of voice, video and data services to business and residential customers.

Following passage of the Telecommunications Act, the FCC has undertaken to issue rules governing three areas: interconnection, universal service and access charge reform. In August 1996, the FCC adopted its rules governing interconnection. These rules generally require LECs to make their services available to competitors at a wholesale discount and to make their network elements available to competitors at below-cost prices. GTE petitioned for judicial review of these rules on the grounds that they were inconsistent with the Telecommunications Act. In October 1996, the U.S. Court of Appeals for the Eighth Circuit granted GTE's request for a stay of the pricing provisions of the FCC's rules pending the Court's resolution of the merits of GTE's petition. Oral arguments on the merits were held in January 1997, and the Court's ruling is expected in the spring of 1997.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

A key provision of the Telecommunications Act eliminated the legal restraints of the GTE Consent Decree which kept the Company from providing interLATA long distance services. This action will simplify GTE's ability to market local, intraLATA and interLATA service to its customers as a bundled service. In February 1996, GTE executed an agreement whereby WorldCom, Inc. will provide, on a non-exclusive basis, a full array of telecommunications services in support of GTE's entry into the interLATA long distance market. In March 1996, GTE, through a separate subsidiary, began offering long distance service to its customers in selected markets. GTE now offers the service, marketed under the name GTE Easy Savings Plan (sm), in all 50 states.

The Telecommunications Act forbids states from imposing any barriers to entry into local and toll competition. To date, local competition has been authorized in all 28 states where GTE currently offers local telephone service, including Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. In addition, nineteen states, including Illinois, Kentucky, North Carolina and South Carolina, have authorized plans that would allow customers to pre-subscribe to a specific carrier to handle their intraLATA toll calls. Pre-subscribed customers will simply dial "1" before the telephone number in order to complete intraLATA calls. GTE has proposals pending in all nine of the states, including Alabama and Virginia, which have not ordered implementation.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities have adopted various forms of alternative regulation, which provide economic incentives to telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The state regulatory commissions in Alabama, Kentucky and North Carolina have adopted price regulation for intrastate telephone service. Regulatory commissions in the states of Illinois, South Carolina and Virginia continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

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

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 13 of the Company's financial statements included in Item 8.

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

OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. Management believes that the Company has adequately provided for this settlement in its financial statements for the year ended December 31, 1996.

INITIATIVES

In 1996, the Company and its parent, GTE, continued to position themselves to respond aggressively to competitive developments and benefit from new opportunities. Further information regarding these initiatives is discussed in
Item 1.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE South Incorporated
STATEMENTS OF INCOME  (Note 4)

Years ended December 31                           1996            1995             1994
-----------------------                        ----------      ----------        ----------
                                                         (Thousands of Dollars)
REVENUES AND SALES (a)
  Local services                               $  542,680       $  502,975       $  474,502
  Network access services                         562,158          494,892          481,555
  Toll services                                   131,694          149,779          125,814
  Other services and sales                        181,167          171,464          168,533
                                               ----------       ----------       ----------
   Total revenues and sales                     1,417,699        1,319,110        1,250,404
                                               ----------       ----------       ----------
OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                      492,003          479,060          506,485
  Selling, general and administrative             194,795          203,532          212,694
  Depreciation and amortization                   278,545          274,366          262,877
                                               ----------       ----------       ----------
   Total operating costs and expenses             965,343          956,958          982,056
                                               ----------       ----------       ----------
OPERATING INCOME                                  452,356          362,152          268,348

OTHER (INCOME) EXPENSE
  Interest - net                                   46,307           57,656           57,653
  Other - net                                     (15,123)         (20,000)           4,200
                                               ----------       ----------       ----------
INCOME BEFORE INCOME TAXES                        421,172          324,496          206,495
  Income taxes                                    160,478          121,897           77,308
                                               ----------       ----------       ----------
INCOME BEFORE EXTRAORDINARY CHARGES               260,694          202,599          129,187
  Extraordinary charges                                --         (509,880)              --
                                               ----------       ----------       ----------
NET INCOME (LOSS)                              $  260,694       $ (307,281)      $  129,187
                                               ==========       ==========       ==========




(a) Includes billings to affiliates of $42,696, $37,247 and $39,883 for the years 1996-1994, respectively.
(b) Includes billings from affiliates of $77,857, $85,069 and $55,823 for the years 1996-1994, respectively.



See Notes to Financial Statements.

GTE South Incorporated
BALANCE SHEETS

December 31                                                                          1996             1995
-----------                                                                       ------------   ------------
                                                                                    (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                                        $   16,491       $   31,271
  Receivables, less allowances of $17,884 and $17,081                                 213,227          171,593
  Note receivable from affiliate                                                       28,836               --
  Inventories and supplies                                                             16,054           17,510
  Deferred income tax benefits                                                             --           13,361
  Other                                                                                15,768           12,288
                                                                                   ----------       ----------
   Total current assets                                                               290,376          246,023
                                                                                   ----------       ----------

Property, plant and equipment, net                                                  1,588,038        1,566,183
Employee benefit plans                                                                115,939           83,600
Other assets                                                                           10,955            6,942
                                                                                   ----------       ----------
Total assets                                                                       $2,005,308       $1,902,748
                                                                                   ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                             $   98,500          $16,140
  Accounts payable                                                                     58,745           68,060
  Affiliate payables and accruals                                                      37,581           24,230
  Advanced billings and customer deposits                                              31,823           30,258
  Taxes payable                                                                         8,416           35,711
  Accrued interest                                                                     15,463            8,213
  Accrued payroll costs                                                                35,448           35,621
  Dividends payable                                                                    45,968               18
  Accrued restructuring costs                                                              --           74,254
  Deferred income tax liabilities                                                      21,156               --
  Other                                                                                73,392           60,471
                                                                                   ----------       ----------
   Total current liabilities                                                          426,492          352,976
                                                                                   ----------       ----------
  Long-term debt                                                                      635,944          723,304
  Deferred income taxes                                                                88,635           78,722
  Employee benefit plans                                                              164,967          135,327
  Other liabilities                                                                     7,584            4,305
                                                                                   ----------       ----------
   Total liabilities                                                                1,323,622        1,294,634
                                                                                   ----------       ----------
Preferred stock, subject to mandatory redemption                                        2,739            2,756
                                                                                   ----------       ----------
Shareholders' equity:
  Preferred stock                                                                         412              412
  Common stock (21,000,000 shares issued)                                             525,000          525,000
  Additional paid-in capital                                                           58,320           58,320
  Retained earnings                                                                    95,215           21,626
                                                                                   ----------       ----------
   Total shareholders' equity                                                         678,947          605,358
                                                                                   ----------       ----------
Total liabilities and shareholders' equity                                         $2,005,308       $1,902,748
                                                                                   ==========       ==========


See Notes to Financial Statements.

GTE South Incorporated
STATEMENTS OF CASH FLOWS (Note 4)

Years Ended December 31                                               1996             1995             1994
-----------------------                                             ------------------------------------------
                                                                            (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charges                            $   260,694       $   202,599      $   129,187
  Adjustments to reconcile income before extraordinary
   charges to net cash from operations:
   Depreciation and amortization                                     278,545           274,366          262,877
   Deferred income taxes                                              44,430            31,719          (24,846)
   Tax payments on disposition                                            --                --         (170,684)
   Provision for uncollectible accounts                               21,361            22,229           31,364
   Change in current assets and current liabilities:
     Receivables - net                                               (63,901)           27,373          (21,805)
     Other current assets                                              2,074            (7,720)          13,626
     Accrued taxes and interest                                      (24,143)          (16,954)          80,604
     Other current liabilities                                       (35,506)          (60,521)         (32,882)
   Other - net                                                       (25,568)          (36,056)          10,619
                                                                 -----------       -----------      -----------
   Net cash from operations                                          457,986           437,035          278,060
                                                                 -----------       -----------      -----------
INVESTING
  Capital expenditures                                              (297,683)         (248,469)        (279,791)
  Other - net                                                            521                --              --
                                                                 -----------       -----------      -----------
   Net cash used in investing                                       (297,162)         (248,469)        (279,791)
                                                                 -----------       -----------      -----------
FINANCING
  Long-term debt issued                                              369,126               --           147,792
  Long-term debt and preferred stock retired                          (4,457)         (310,652)        (126,343)
  Dividends                                                         (141,155)         (118,321)        (388,460)
  Increase (decrease) in short-term obligations,
     excluding current maturities                                   (413,964)          277,900          357,481
  Other - net                                                         14,846           (12,771)              --
                                                                 -----------       -----------      -----------
   Net cash used in financing                                       (175,604)         (163,844)          (9,530)
                                                                 -----------       -----------      -----------

Increase (decrease) in cash and cash equivalents                     (14,780)           24,722          (11,261)

Cash and cash equivalents:
  Beginning of year                                                   31,271             6,549           17,810
                                                                 -----------       -----------      -----------
  End of year                                                    $    16,491       $    31,271      $     6,549
                                                                 ===========       ===========      ===========
Cash paid during the year for:
  Interest                                                       $    44,667       $    62,625      $    50,890
  Income taxes                                                       137,293            95,850          214,397




See Notes to Financial Statements.

GTE South Incorporated
STATEMENTS OF SHAREHOLDERS' EQUITY (Note 4)

                                                                           Additional
                                                  Preferred    Common       Paid-In      Retained
                                                    Stock      Stock        Capital      Earnings       Total
                                                  ---------    -------     ----------    --------       -----
                                                                  (Thousands of Dollars)
Shareholders' equity, December 31, 1993          $   412      $525,000      $58,308   $   486,600   $1,070,320
Net income                                                                                129,187      129,187
Dividends declared                                                                       (168,831)    (168,831)
Redemption of preferred stock below
  stated par                                                                      2            --            2
                                                 -------      --------      -------   -----------   ----------
Shareholders' equity, December 31, 1994              412       525,000       58,310       446,956    1,030,678

Net loss                                                                                 (307,281)    (307,281)
Dividends declared                                                                       (118,049)    (118,049)
Redemption of preferred stock below
  stated par                                                                     10            --           10
                                                 -------      --------      -------   -----------   ----------
Shareholders' equity, December 31, 1995              412       525,000       58,320        21,626      605,358


Net income                                                                                260,694      260,694
Dividends declared                                                                       (187,105)    (187,105)
                                                 -------      --------      -------   -----------   ----------
Shareholders' equity, December 31, 1996          $   412      $525,000      $58,320   $    95,215   $  678,947
                                                 =======      ========      =======   ===========   ==========



See Notes to Financial Statements.

GTE South Incorporated
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE South Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1996, the Company served 2,087,211 access lines in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

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

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1996 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $91 million, $56.8 million and $73.1 million for the years 1996-1994, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a normal return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $77.9 million, $85.1 million and $55.8 million for the years 1996-1994, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among the domestic GTE Telephone Operating Companies. The amounts charged for these affiliated transactions are based on a proportional cost allocation method as filed with the Federal Communications Commission (FCC).

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $42.7 million, $37.2 million and $39.9 million for the years 1996-1994, respectively.

TELEPHONE PLANT

In 1996, the Company began providing for depreciation on a straight-line basis over the estimated economic lives of its assets (see Note 2). The Company had previously provided for depreciation on a straight-line basis over asset lives
approved by regulators.   Maintenance and repairs of property are charged to
income as incurred.  Additions to,
replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

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

STOCK OPTION PLANS

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS
123). As permitted by FAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The difference between the recognition and measurement provisions of FAS 123 and APB 25 is not significant to the Company's results of operations.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for any deferred tax asset for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 13) and the increasingly competitive environment, the Company discontinued the use of FAS 71 in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $497.5 million (net of tax benefits of $323.3 million) in the fourth quarter of 1995. The charge primarily represents a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:

                                             Depreciable Lives
                                    ----------------------------------
                                       Average
   Asset Category                       Before               After
-----------------------             -------------        -------------
   Copper                               20-30                  15
   Switching                            17-19                  10
   Circuit                              11-13                   8
   Fiber                                25-30                  20

In addition, during 1995, the Company redeemed prior to stated maturity, approximately $248.2 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $12.4 million (net of tax benefits of $8.1 million).

3.  RESTRUCTURING COSTS

During 1993, the Company recorded one-time restructuring costs of $163 million, which reduced net income by $100.4 million, primarily for incremental costs related to implementation of the Company's re-engineering plan to improve customer-responsiveness and product quality, reduce the time necessary to introduce new products and services and further reduce costs. The restructuring costs included $110 million to re-engineer customer service processes and $39.6 million to re-engineer administrative processes. The restructuring costs also included $13.4 million to consolidate facilities and operations and other related costs. These expenditures were primarily associated with the closure and relocation of various service centers, software enhancements and separation benefits associated with employee reductions. The re-engineering plan was substantially completed in 1996, consistent with the original cost estimates.

4.  LEGAL ENTITY MERGER

On December 31, 1993, the Company entered into an Agreement of Merger with Contel of Kentucky, Inc., a Kentucky corporation, Contel of North Carolina, Inc., a North Carolina corporation, Contel of South Carolina, Inc., a South Carolina corporation and Contel of Virginia, Inc., a Virginia corporation (collectively, the Contel Subsidiaries). The agreement provided that the Contel Subsidiaries would merge with and into the Company, with the Company to be the surviving corporation (the Merger). The Merger became effective on September 30, 1994 and has been accounted for similar to a "pooling of interests." Accordingly, the financial statements include the combined historical results of operations of the Company and the Contel Subsidiaries as though the Merger had occurred for all periods.

5.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, consists of 4,119 authorized and outstanding shares of the 5.20%, $100 par value Series, at December 31, 1996 and 1995. Cumulative preferred stock, subject to mandatory redemption, exclusive of amounts held in treasury, is as follows:

                                               Shares
                                               ------
Authorized
            $25 par value                       97,200
            $50 par value                      161,114
                                               -------
   Total                                       258,314
                                               =======


                                                                         December 31
                                                ------------------------------------------------------------------
                                                            1996                             1995
                                                ------------------------------------------------------------------
                                                Shares           Amount           Shares           Amount
                                                ------------------------------------------------------------------
Outstanding                                               (Thousands of Dollars)            (Thousands of Dollars)

  4.64%     $25 par value                       68,200           $1,705           68,200           $1,705
  5.00%     $50 par value                        9,690              484           10,025              501
  5.16%     $50 par value                       10,986              550           10,986              550
                                                ------           ------           ------           ------
   Total                                        88,876           $2,739           89,211           $2,756
                                                ======           ======           ======           ======

The outstanding preferred stock is redeemable at a premium, at any time, in whole or in part, on thirty days notice.

The Company is also required to purchase and retire shares each year through the operation of a purchase fund. Shares can be acquired or tendered on a best efforts basis at not more than $50 per share for the 5.00% and 5.16% Series and $25 per share for the 4.64% Series. The maximum number of shares that can be purchased and retired each year are 1,210 and 790 shares of the 5.00% and 5.16% Series, respectively, and 3,600 shares for the 4.64% Series.

During 1996, only 335 shares of the 5.00% Series were offered to the Company for repurchase and no shares of the 5.16% Series were offered for repurchase. During 1995, the Company purchased 1,010 and 790 shares of the 5.00% and 5.16% Series, respectively, and fulfilled the remainder of the requirement through treasury stock. During 1994, the Company met this requirement through the purchase of 1,210 and 790 shares of 5.00% and 5.16% Series, respectively. In addition, during 1994, 200 shares of the 5.00% Series were purchased for treasury stock. During 1996, the Company fulfilled the requirement for the 4.64% Series through treasury stock. The Company purchased 3,600 shares of the 4.64% Series in 1995 and 1994. In addition, 3,600 shares of the 4.64% Series were purchased for treasury stock during 1995.

The aggregate retirement of preferred stock subject to a purchase fund is $190,000 in each of the years 1997-2001.

The Company held as treasury shares 3,600 shares of 4.64% Series preferred stock at December 31, 1995. No shares of preferred stock were reserved for officers or employees, or for options, warrants, conversions or other rights.

The preferred shareholders are entitled to voting rights (on an equal basis with the common shareholder) in the event that dividends in arrears are equal to or exceed the amount of annual dividends. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1996.

6.  COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1996, $20.2 million of retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Articles of Incorporation.

7.  DEBT

Long-term debt as of December 31, was as follows:

                                                                                   1996                1995
                                                                              -------------       -------------
                                                                                    (Thousands of Dollars)
First mortgage bonds:
   6 1/4% Series,     due 1997                                                $    6,500          $    6,500
   5.875% Series K,   maturing through 1997                                          730                 740
   6 3/8% Series N,   due 1997                                                     9,352               9,352
   5.875% Series EE,  maturing through 1997                                        1,900               1,925
   8.0  % Series T,   due 2001                                                    20,750              20,750
   7 5/8% Series U,   due 2002                                                    20,995              20,995
   7 3/4% Series,     due 2003                                                    10,886              10,886
   8.0  % Series V,   maturing through 2003                                        1,705               1,870
   10.54% Series VV,  maturing through 2008                                       21,177              22,941
   8.88 % Series WW,  maturing through 2009                                       30,588              32,941

Debentures:
   6 1/4%,            due 1997                                                    75,000              75,000
   7.250% Series B,   due 2002                                                   150,000             150,000
   6.0  % Series C,   due 2008                                                   125,000                  --
   7.5  % Series D,   due 2026                                                   250,000                  --

Unsecured notes payable:
   8.25 %,            maturing through 1997                                          680                 740

Other:
  Commercial paper expected to be refinanced on a long-term basis                     --             375,000
  Capitalized leases                                                                 100                 163
                                                                              ----------          ----------
  Total principal amount                                                         725,363             729,803
Premium (discount) - net                                                           9,081              (2,059)
                                                                              ----------          ----------

  Total                                                                          734,444             727,744

Less: current maturities                                                         (98,500)             (4,440)
                                                                              ----------          ----------
  Total long-term debt                                                        $  635,944          $  723,304
                                                                              ==========          ==========



On February 16, 1996, the Company issued $125 million of 6.0%, Series C debentures, due 2008. On March 22, 1996, the Company issued $250 million of 7.5%, Series D debentures, due 2026. Net proceeds were applied toward the repayment of short-term borrowings incurred in connection with the redemption of long-term debt in December 1995 prior to stated maturity (see Note 2). Net proceeds were also used to finance the Company's construction program and for general corporate purposes.

Long-term debt as of December 31, 1995 includes $375 million of commercial paper which was refinanced by the issuance of debentures in February and March 1996, as discussed above.

The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of the Company's indentures. None of the securities shown above were held in sinking or other special funds of the Company or pledged by the Company. Debt discounts and premiums on the Company's outstanding long-term debt are amortized over the lives of the respective issues. Substantially all of the Company's telephone plant is subject to the liens of the indentures under which the bonds listed above were issued.

Estimated payments of long-term debt during the next five years are: $98.5 million in 1997; $4.3 million in 1998; $4.3 million in 1999; $4.3 million in 2000 and $25 million in 2001.

Total short-term obligations as of December 31, were as follows:

                                                           1996            1995
                                                         --------        --------
                                                          (Thousands of Dollars)
Commercial paper - average rate 5.7%                     $     --        $ 11,700
Current maturities of long-term debt                       98,500           4,440
                                                         --------        --------
  Total                                                  $ 98,500        $ 16,140
                                                         ========        ========

On July 1, 1996, the Company began participating with other affiliates in a $1.5 billion syndicated line of credit to back up commercial paper borrowings. Through this shared arrangement, the Company can issue up to $300 million of commercial paper.

8.  FINANCIAL INSTRUMENTS

At December 31, 1995, the Company had entered into forward contracts to sell $250 million of U.S. Treasury Bonds to hedge against changes in market interest rates related to the debt the Company called and subsequently refinanced in March 1996. A gain of approximately $15 million occurred upon settlement of the forward contracts and is being amortized over the life of the associated refinanced debt as an offset to interest expense.

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, was lower than the carrying value by approximately $16 million. The estimated fair value of long-term debt as of December 31, 1995 exceeded the carrying value by approximately $23 million.

9.  INCOME TAXES

The income tax provision (benefit) is as follows:

                                                      1996             1995          1994
                                                   ----------       ---------      --------
                                                             (Thousands of Dollars)
Current:
  Federal                                           $ 102,289      $  75,796      $  77,196
  State                                                13,759         14,382         24,957
                                                    ---------      ---------      ---------
                                                      116,048         90,178        102,153
                                                    =========      =========      =========
Deferred:
  Federal                                              36,499         30,498        (19,833)
  State                                                12,116          6,121            768
                                                    ---------      ---------      ---------
                                                       48,615         36,619        (19,065)
                                                    ---------      ---------      ---------
Amortization of deferred investment tax credits        (4,185)        (4,900)        (5,780)
                                                    ---------      ---------      ---------
   Total                                            $ 160,478      $ 121,897      $  77,308
                                                    =========      =========      =========


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the statements of income is as follows:

                                                               1996             1995          1994
                                                             ----------       ---------      --------
                                                                      (Thousands of Dollars)
Amounts computed at statutory rates                           $ 147,357      $ 113,519      $  72,273
  State and local income taxes, net of federal income tax
  benefits                                                       16,819         13,327         16,721
  Amortization of deferred investment tax credits, net of
  federal income tax benefits                                    (2,720)        (4,900)        (5,780)
  Depreciation of telephone plant construction costs
   previously deducted for tax purposes - net                      --            3,212          4,183
  Rate differentials applied to reversing temporary
  differences                                                      --           (4,242)        (2,450)
  Other differences - net                                          (978)           981         (7,639)
                                                              ---------      ---------      ---------
Total provision                                               $ 160,478      $ 121,897      $  77,308
                                                              =========      =========      =========



The tax effects of temporary differences that give rise to the current deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                               1996             1995
                                            ----------     ----------
                                              (Thousands of Dollars)
Depreciation and amortization                $  93,681      $ 116,155
Employee benefit obligations                   (46,531)       (62,786)
Prepaid pension cost                            34,064         20,595
Investment tax credits                           6,501          9,221
Other - net                                     22,076        (17,824)
                                             ---------      ---------
   Total                                     $ 109,791      $  65,361
                                             =========      =========

10.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of U.S. employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to provide the plans with assets sufficient to meet the benefit obligations of the plans. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1996-1994 were as follows:

                                                      1996             1995          1994
                                                   ----------       ---------      --------
                                                          (Thousands of Dollars)
Benefits earned during the year                    $  12,075      $  10,170      $  13,533
Interest cost on projected benefit obligations        34,644         32,702         32,267
Return on plan assets:
  Actual                                            (119,633)      (136,846)           950
  Deferred                                            56,427         81,932        (57,376)
Other - net                                           (8,732)       (11,162)        (9,224)
                                                   ---------      ---------      ---------
  Net pension credit                               $ (25,219)     $ (23,204)     $ (19,850)
                                                   =========      =========      =========

The expected long-term rate of return on plan assets was 9.0% for 1996 and 8.5% for 1995 and 1994.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:

                                                  1996            1995
                                                ---------      ---------
                                                 (Thousands of Dollars)
Vested benefit obligations                      $ 367,895      $ 324,482
                                                =========      =========
Accumulated benefit obligations                 $ 403,395      $ 365,376
                                                =========      =========
Plan assets at fair value                       $ 850,424      $ 749,916
Less: projected benefit obligations               488,658        449,488
                                                ---------      ---------
Excess of assets over projected obligations       361,766        300,428
Unrecognized net transition asset                 (26,985)       (31,172)
Unrecognized net gain                            (218,842)      (185,656)
                                                ---------      ---------
  Net prepaid pension cost                      $ 115,939      $  83,600
                                                =========      =========


Assumptions used to develop the projected benefit obligations at December 31, were as follows:

                                             1996              1995
                                            ------            ------
Discount rate                                7.50%            7.50%
Rate of compensation increase                5.25%            5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The health care benefits paid under the plans are generally based on comprehensive hospital, medical and surgical benefit provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time.

The postretirement benefit cost for 1996-1994 included the following components:

                                                                1996            1995         1994
                                                             ----------      ---------     --------
                                                                       (Thousands of Dollars)
Benefits earned during the year                                $  3,686      $  3,632      $  4,811
Interest on accumulated postretirement benefit obligations       22,294        22,822        23,393
Actual (return) loss on plan assets                                (709)       (1,873)          381
Amortization of transition obligation                             9,437         9,879        10,770
Other - net                                                        (523)        1,081        (4,257)
                                                               --------      --------      --------
  Postretirement benefit cost                                  $ 34,185      $ 35,541      $ 35,098
                                                               ========      ========      ========

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:

                                                                                       1996             1995
                                                                                     ---------      ---------
                                                                                      (Thousands of Dollars)
Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                           $ 217,763      $ 214,614
  Fully eligible active plan participants                                               21,962         19,587
  Other active plan participants                                                        77,635         81,590
                                                                                     ---------      ---------
Total accumulated postretirement benefit obligations                                   317,360        315,791
Less: fair value of plan assets                                                         28,501         18,634
                                                                                     ---------      ---------
Excess of accumulated obligations over plan assets                                     288,859        297,157
Unrecognized transition obligation                                                    (147,202)      (163,990)
Unrecognized net loss                                                                   19,664         (2,045)
                                                                                     ---------      ---------
  Accrued postretirement benefit obligations                                         $ 161,321      $ 131,122
                                                                                     =========      =========

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.5% at December 31, 1996 and December 31, 1995. The assumed health care cost trend rate was 8.75% in 1996 and averaged 9.75% in 1995 and is assumed to decrease gradually to an ultimate rate of 6.0% in the
year 2004.   A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1996 costs by $2.9 million and the accumulated postretirement benefit obligations as of December 31, 1996 by $32.1 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $4.3 million, $3.8 million and $4 million in 1996-1994, respectively.

11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                          1996               1995
                                                       -----------      -----------
                                                           (Thousands of Dollars)
Land                                                   $    18,149      $    17,794
Buildings                                                  207,843          208,362
Plant and equipment                                      3,587,851        3,381,721
Other                                                      323,019          319,972
                                                       -----------      -----------
  Total                                                  4,136,862        3,927,849
  Accumulated depreciation (see Note 2)                 (2,548,824)      (2,361,666)
                                                       -----------      -----------
  Total property, plant and equipment - net            $ 1,588,038      $ 1,566,183
                                                       ===========      ===========

Depreciation expense was equivalent to a composite average percentage of 6.9% in 1996 and 7.1% in 1995-1994.

12.  OTHER - NET

The components of other - net for the years ended December 31, are as follows:

                                                           1996          1995          1994
                                                         --------      --------      --------
                                                              (Thousands of Dollars)
Income from the reversal of expired representation
   and warranty reserves                                 $(15,123)     $(20,000)     $   --
Expense associated with the early retirement of debt         --            --           4,200
                                                         --------      --------      --------
   Total                                                 $(15,123)     $(20,000)     $  4,200
                                                         ========      ========      ========

13.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. The Company is subject to regulation by the FCC for its interstate business operations.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) in conformity with state commission orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide service between LATAs. Provisioning of intrastate long distance services within the Company is accomplished by either (i) arrangements whereby the Company acts or is a provider of long distance services directly to the customers (Virginia), (ii) receiving access revenues from the primary toll carrier within the LATA (Alabama and Illinois), (iii) participation in an intraLATA compensation plan, called an Originating Responsibility Plan (ORP) (North Carolina, South Carolina and Kentucky). Under the ORP plan, the toll rates billed to end users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company hauling and terminating the call based on that company's approved access charge tariff. Likewise the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff. The Company receives transitional support payments from any revenue loss created by these changes in compensation arrangements under the terms of various industry agreements. In late 1996, the Company canceled its intraLATA toll agreement with BellSouth Corporation (BellSouth) in Alabama, wherein BellSouth served as the primary toll carrier within LATAs, and began to provide intraLATA toll services directly to its own customers through its own toll tariff. It is anticipated that the Company will enter an ORP for intraLATA toll compensation in Alabama in early 1997.

Alabama

On September 20, 1995, the Alabama Public Service Commission (APSC) adopted a mandatory price regulation plan for South Central Bell (SCB) and an optional price regulation plan for the other local-exchange carriers (LECs), including the Company. The Company, via a letter dated December 19, 1995, indicated its intention to participate in the optional plan. This plan includes no earnings limitations. Basic local-exchange rates are capped at their present level for five years, and thereafter are adjusted in accordance with a formula utilizing an inflation factor (measured by GDP-PI) less 1.0%. Intrastate access prices must be reduced by the plan participants. The Company reduced its intrastate access charges by $1.5 million on July 1, 1996, and must reduce access charges by an estimated additional $3 million over the 1996-1998 time period. This order also authorizes the introduction of local-exchange competition in Alabama. The APSC can now allow new competitors in SCB's service territory. The Company and other LECs were granted a three-year grace period from competition in their service territories. However, the APSC has determined that passage of the Telecommunications Act of 1996 (the Telecommunications Act) has removed the protection from competition for the Company. This order also stated that APSC approval of depreciation rate changes would continue during the period of protection from competition. With the removal of this protection, the depreciation approval provision of the order has also been removed. In December 1996, the Company implemented economic life depreciation for rate-making purposes retroactive to January 1, 1996, with an annual impact of $12 million in additional annual regulatory depreciation expense.

Illinois

On December 3, 1996, the Illinois Commerce Commission (ICC) issued its decision in the Company's arbitration with AT&T Corp. (AT&T) to determine interconnection, resale, and unbundling terms and conditions. Interim discount rates for the Company's resold services were set equal to Ameritech's average rate of 20.07%. Where the Company does not have services similar to Ameritech's, a default discount of 17.5% is to be used. The Company's cost studies are to be used in the interim until permanent discounts are established in a separate generic cost proceeding. The Company has filed a lawsuit in the U.S. District Court challenging portions of the ICC's arbitration determinations.

Kentucky

On September 26, 1996, the Kentucky Public Service Commission (KPSC) issued an order pertaining to local competition and universal service concerns in Kentucky. With regard to the local competition issues of interconnection and unbundling, the KPSC declined to issue specific rules, instead deferring to the process of negotiations and arbitration contemplated by the Telecommunications Act. Regarding the resale of local services, the KPSC adopted some resale restrictions and adopted the FCC's proposed proxy rates for wholesale pricing purposes on an interim basis until Kentucky-specific resale discount rates could be determined. The Company filed a Petition for Rehearing with the KPSC on October 17, 1996 regarding the use of the FCC's proxy rates, which was denied on October 31, 1996. The KPSC established a competitively neutral, portable intrastate Universal Service Fund (USF) to cover the incumbent LECs non-traffic sensitive (NTS) costs and the cost of a new statewide Lifeline service offering. As a result, the Company will reduce access and toll rates approximately $25 million to remove NTS costs and will instead recover this amount from the USF. The USF will be funded by all telecommunications providers operating in Kentucky. The KPSC will also allow all incumbent LECs to combine their current touch call rates into the basic local-exchange rate structure. All of these rate changes are expected to be revenue-neutral for the Company. The timing and further details of the implementation of the USF will be determined in industry workshops held during 1997.

On December 23, 1996, the KPSC issued its decision in the Company's arbitration with MCI Communications Corporation (MCI) to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 18.81%. The Company has filed a lawsuit in the U.S. District Court challenging portions of the KPSC's arbitration determinations.

On January 17, 1997, the KPSC issued its decision in the Company's arbitration with American Communications Services, Inc., and on February 14, 1997, the KPSC issued its decision in the Company's arbitration with AT&T on many of the same issues that were submitted by MCI. These decisions reaffirmed the rate issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the KPSC's arbitration determinations.

On December 29, 1994, the KPSC issued an order requiring the implementation of intraLATA 1+ pre-subscription. This order requires all exchanges within Kentucky to be converted to intraLATA 1+ within a three-year period extending from July 1995 to June 1998.

North Carolina

On April 6, 1995, local competition and regulatory reform legislation was enacted in North Carolina. The North Carolina Utilities Commission (NCUC) can authorize local-exchange competition since a price regulation plan has been approved for the Company. Effective June 24, 1996, the Company began operating under an intrastate price regulation plan in North Carolina. The plan eliminates earnings regulation and regulation of depreciation rates, provides a price index mechanism to increase service rates, allows contract service arrangements (CSA) without commission approval and shortens the tariff approval period. The commission will review the operation of the plan within five years of its effective date. Also, the Company may file for a new plan or modifications to the existing plan when circumstances warrant.

Under the plan, residential basic local service rates are capped at their initial rates for three years, and switched access and carrier common line rates are capped in the aggregate for the life of the plan. Increases in rates for other services are limited to both service category and service specific price indexes (calculated from an inflation index), except for CentraNet (R), billing and collection, and enhanced digital switch service rates which are not limited.

For those services subject to the price indexes, the Company may increase prices at any time, but only one increase per year is permitted. Tariffs must be filed with documentation demonstrating that all price changes comply with the price indexes. Also, the Company must file annually to update the indexes.

In February 1997, the Company converted all capable offices in North Carolina to 1+ pre-subscription.

On February 4, 1997, the NCUC issued its decision in the Company's arbitration with AT&T and with MCI to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 19.97%. The Company has filed a lawsuit in the U.S. District Court challenging portions of the NCUC's arbitration determinations.

South Carolina

On May 29, 1996, South Carolina amended its laws to allow local competition and alternative regulation. The amendment establishes certain requirements regarding interconnection, number portability, unbundling and resale, consistent with the Telecommunications Act. It also requires the Public Service Commission of South Carolina (PSCSC) to issue final guidelines for carrier of last resort and universal service by May 29, 1997, but the PSCSC may extend that period by ninety days.

The amendment allows any LEC to elect an alternative regulatory framework (ARF) if the PSCSC has approved a local interconnection agreement between the LEC and another carrier. Under the ARF, residential and single-line business rates would be capped for two years, after which, the rates may be adjusted annually per an inflation-based index.

Per the amendment, the PSCSC has established an Interim LEC Fund (ILF). Effective April 1, 1997, the Company will reduce its intrastate switched access rate to that of BellSouth in South Carolina and receive payment from the ILF in an amount equal to the revenue reduction. The ILF will be funded by those companies that realize a benefit from the rate reduction.

In March 1997, the Company converted all capable offices in South Carolina to 1+ pre-subscription.

Virginia

On February 23, 1995, legislation was enacted in Virginia which allowed local-exchange competition, effective January 1, 1996. This statute requires that firms desiring to compete in the local marketplace must be certified by the Virginia State Corporation Commission (VSCC). Upon granting a certificate to a new entrant, the VSCC must develop a new methodology for the incumbent and new entrant which does not regulate the earnings of either party. On June 9, 1995, the Company filed a rate case application with the VSCC seeking to restructure and rebalance its prices in Virginia in anticipation of this local competition and the VSCC's impending approval of intraLATA toll competition. In this filing, the Company proposed a revenue-neutral rate design. The proposed rate design reduces toll and access charges and includes a restructuring of the basic local-exchange pricing. The Company has also proposed bringing the business and residential prices closer together. In addition, the separate GTE and Contel tariffs will be merged, eliminating the VSCC's current requirement that GTE's and Contel's earnings be regulated separately. Evidentiary hearings regarding this application were held in June 1996 and a final VSCC decision is expected in the second quarter of 1997. Several alternative local-exchange companies (ALECs), including AT&T, MCI, MFS Communications Company, Inc. and Jones Intercable, have been certified to compete for local-exchange service customers in Virginia.

On December 11, 1996, the VSCC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 20.6%, which includes operator service and directory assistance. The Company filed a lawsuit in the U.S. District Court challenging portions of the VSCC's arbitration determinations. The lawsuit was dismissed and will be refiled once a contract between the Company and AT&T has been approved by the VSCC.

On December 16, 1996, the VSCC issued its decision in the Company's arbitration with Cox Fibernet Commercial Services. On January 3, 1997, the VSCC issued its decision in the Company's arbitration with MCI and on January 21, 1997, the VSCC issued its decision in the Company's arbitration with Sprint Corporation on many of the same issues that were submitted by AT&T. These decisions reaffirmed the rate issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the VSCC's arbitration determinations.

On July 24, 1995, the VSCC issued an order allowing intraLATA toll competition, on a 10XXX basis only, effective October 1, 1995. All interexchange carriers with existing interLATA toll certificates were authorized to provide intraLATA 10XXX service as of that date. This order also determines that intraLATA 1+ calling should remain exclusively with the LECs, primarily based on the fact that the Company and Bell Atlantic continue to be prohibited from entering the interLATA market. The ultimate effect on toll revenue is dependent, in part, on the extent that 10XXX is utilized.

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

In March 1995, the FCC adopted interim rules to be utilized by LECs, including the Company, for their 1995 Annual Price Cap Filing. The interim rules allowed LECs to select from three productivity/sharing options for each tariff entity. Each of the three options reflected an increase to the 3.3% productivity factor used since 1991. The Company selected the following productivity factors and sharing thresholds for use in the 1996-1997 and 1995-1996 tariff years:

                                                                       Sharing Parameters
            Tariff                            Productivity       -------------------------------
            Entity                               Factor               50%               100%
------------------------------------        ---------------      --------------------------------
   1996-1997 Tariff Year
   ---------------------

   Kentucky (Contel) and Virginia                 4.0%           12.25 - 13.25% ROR        Over 13.25% ROR
   (GTE)

   Alabama, Illinois, Kentucky (GTE),
   North Carolina, South Carolina and
   Virginia (Contel)                              5.3%           None                      None

   1995-1996 Tariff Year
   ---------------------

   Alabama, Illinois, Kentucky, North
   Carolina, South Carolina and                   5.3%           None                      None
   Virginia


Under the interim rules, the Company filed tariffs to reduce rates by $10.2 million annually, effective August 1, 1995. On September 20, 1995, the FCC released its proposed rulemaking proceeding on price caps which proposes specific changes to reflect and encourage emerging competition in local and access services markets and to establish the path towards decreased regulation of LECs' services. On September 27, 1995, the FCC solicited comments on a number of specific issues regarding methods for establishing the price caps, such as productivity measurements, sharing, the common line formula and exogenous costs.

The Company submitted its 1996 annual interstate access filing on April 2, 1996, utilizing the FCC's interim price cap rules. In doing so, the Company changed its productivity factor from 5.3% to 4.0% for its Kentucky (Contel) and Virginia (GTE) tariff entities. On June 24, 1996, the FCC ordered all LECs subject to price cap regulation, including the Company, to update their GDP-PI inflation factors through the fourth quarter of 1995. Overall, the final 1996 interstate access filing resulted in an annual price reduction of $1.3 million, effective July 1, 1996.

On February 8, 1996, the Telecommunications Act became law. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance services, cable television and information services. The new law removes regulatory and court-ordered barriers to competition between segments of the industry, enabling local-exchange, long distance, wireless and cable companies to compete in offering voice, video and information services.

The Telecommunications Act requires the FCC and state commissions to open local-exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers.

On August 8, 1996, the FCC published its First Report and Order (the Order) containing rules implementing Section 251 of the Telecommunications Act dealing with interconnection, unbundling of network elements and wholesale prices and other terms for competitive entry into local-exchange service. On August 9, 1996, the FCC released its Second Report and Order implementing the provision of number portability and dialing parity in accord with the Telecommunications Act.

On September 16, 1996, GTE filed an appeal and motion for stay of the Order with the United States Court of Appeals for the District of Columbia. This appeal argued that the FCC had no jurisdiction to impose national pricing rules for what is essentially local service. This appeal was subsequently transferred to the Court of Appeals for the Eighth Circuit together with appeals by other LECs and state regulatory commissions. On October 15, 1996, the Eighth Circuit granted a partial stay. The stay delays implementation of the Order's pricing provisions and associated rules, as well as the rules requiring GTE and other LECs to permit requesting carriers to select terms and conditions from various agreements between them and other carriers for purposes of interconnection. On November 12, 1996, the Supreme Court denied applications to vacate the stay filed by the FCC and various companies seeking to enter the local-exchange business. Additionally, the Court held oral arguments on the merits on January 17, 1997. The Court's ruling is expected in the spring of 1997.

While GTE cannot predict the outcome of the Court's final decision, GTE intends to continue to vigorously present its position in Court.

In November 1996, the Federal-State Joint Board released its recommended universal service plan, and in December 1996, the FCC issued its access reform proposals. Both proposals incorporate a pricing methodology similar to the one that GTE is appealing in the interconnection case. A final order in the universal service proceeding must be adopted by early May 1997, and a decision on the access reform proceeding is expected shortly thereafter.

SIGNIFICANT CUSTOMER

Revenues received from AT&T include amounts for access and billing and collection during the years 1996-1994 under various arrangements and amounted to $188.3 million, $196.7 million and $189.2 million, respectively.

14.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $11.2 million, $16.8 million and $18.2 million in 1996-1994, respectively. Minimum rental commitments for noncancelable leases through 2001 do not exceed $2.9 million annually and aggregate $0.4 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and/or environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company continues to support greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers benefit consumers by allowing an opportunity for all service providers to participate in a competitive marketplace under comparable conditions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GTE South Incorporated:

We have audited the accompanying balance sheets of GTE South Incorporated (a Virginia corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE South Incorporated as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

Dallas, Texas
January 28, 1997

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

a.       Identification of Directors

The names, ages and positions of the directors of the Company as of March 1, 1997 are listed below along with their business experience during the past five years.

          Name             Age      Director Since                       Business Experience
----------------------    -----    ----------------  --------------------------------------------------------------------
John C. Appel               48           1996         Executive Vice President - Network Operations, GTE
                                                      Telephone Operations, 1996; Executive Vice President -
                                                      Network Operations, all GTE domestic telephone
                                                      subsidiaries of which he is not President, 1996;
                                                      Director, all GTE domestic telephone subsidiaries,
                                                      1996; President - GTE South Incorporated and GTE North
                                                      Incorporated, 1995; Senior Vice President - Regulatory
                                                      Operations, GTE Telephone Operations, 1994; President -
                                                      GTE Southwest Incorporated, 1994; State President -
                                                      Texas/New Mexico, 1993; Vice President and General
                                                      Manager - California, GTE Telephone Operations West
                                                      Area, 1992.

Richard M. Cahill           58           1993         Vice President - General Counsel, GTE Telephone
                                                      Operations, 1988; Director, all GTE domestic telephone
                                                      subsidiaries, 1993 and/or 1994; Director, GTE Vantage
                                                      Incorporated, 1991; Vice President - General Counsel,
                                                      all GTE domestic telephone subsidiaries, 1995.

Gerald K. Dinsmore          47           1993         Senior Vice President - Finance and Planning, GTE
                                                      Telephone Operations, 1994; Senior Vice President -
                                                      Finance and Planning, all GTE domestic telephone
                                                      subsidiaries, 1994; Vice President - Finance, GTE
                                                      Telephone Operations, 1993; President of all South Area
                                                      Companies, GTE Telephone Operations, 1992; Director,
                                                      GTE Florida Incorporated and GTE South Incorporated,
                                                      1992; Director, all other GTE domestic telephone
                                                      subsidiaries, 1993 and/or 1994.

Michael B. Esstman          50           1993         Executive Vice President - Customer Segments, GTE
                                                      Telephone Operations, 1994; Executive Vice President -
                                                      Operations, GTE Telephone Operations, 1993; Director,
                                                      all Central Area Companies, 1991; Director, all other
                                                      GTE domestic telephone subsidiaries, 1993 and/or 1994.

Thomas W. White             50           1993         President, GTE Telephone Operations, 1995; Executive
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

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company, except that Mr. Jacobson and Ms. Jacobson are married to one another.

b.       Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Telephone Operations. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Telephone Operations (Telops) as of March 1, 1997.

                                              Year Assumed
                                            Present Position
                                        ------------------------
                                                         the
          Name                Age        Telops         Company                      Position
------------------------    --------    --------     -----------   ------------------------------------------------------
Thomas W. White               50          1995            --        President of GTE Telephone Operations
John C. Appel                 48          1996           1995       President of the Company and Executive
                                                                    Vice President - Network Operations of GTE
                                                                    Telephone Operations
James G. Badders              44          1994            --        Vice President-Consumer Customer Contact
                                                                    of GTE Telephone Operations
Mary Beth Bardin              42          1994           1995       Vice President - Public Affairs of GTE
                                                                    Telephone Operations and the Company
C. F. Bercher                 53          1994            --        President - Consumer Markets of GTE
                                                                    Telephone Operations
                                           --            1995       Vice President - Consumer Markets of the
                                                                    Company
Richard M. Cahill             58          1988           1995       Vice President - General Counsel of GTE
                                                                    Telephone Operations and the Company
Terri L. Compton              40          1996            --        Vice President-Business Development of GTE
                                                                    Telephone Operations
C. Michael Crawford           50          1996            --        Vice President-Information Technology of
                                                                    GTE Telephone Operations
Gerald K. Dinsmore            47          1994           1993       Senior Vice President - Finance and
                                                                    Planning of GTE Telephone Operations and
                                                                    the Company
William M. Edwards, III       48           --            1993       Vice President-Controller of the Company
Oscar C. Gomez                50          1997            --        Vice President-Diversity Marketing and
                                                                    Management of GTE Telephone Operations
Stephen A. Inkrott (1)        54           --            1996       Vice President-South Region of the Company
Michael B. Esstman            50          1994            --        Executive Vice President - Customer
                                                                    Segments of GTE Telephone Operations
Gregory D. Jacobson           45           --            1994       Treasurer of the Company
Pamela S. Jacobson            39          1996            --        Vice President-Strategic Planning of GTE
                                                                    Telephone Operations
Brad M. Krall                 55          1993           1995       Senior Vice President - Centralized
                                                                    Operations of GTE Telephone Operations and
                                                                    the Company
Michael J. McDonough          47          1996            --        Vice President-Market Integration of GTE
                                                                    Telephone Operations
Paul E. Miner                 52          1995            --        Vice President-Program Management Office
                                                                    of GTE Telephone Operations
Christopher D. Owens          41          1996           1996       Vice President-Regulatory and Governmental
                                                                    Affairs of GTE Telephone Operations and
                                                                    the Company
Barry W. Paulson              45          1996           1996       Vice President-Network Operations Planning
                                                                    and Support of GTE Telephone Operations
                                                                    and the Company
Richard L. Schaulin           54          1989           1995       Vice President - Human Resources of GTE
                                                                    Telephone Operations and the Company
Leland W. Schmidt             63          1987            --        Vice President-Industry Affairs of GTE
                                                                    Telephone Operations
Charles J. Somes              50           --            1994       Secretary of the Company
Larry J. Sparrow              53          1994            --        President - Carrier Markets of GTE
                                                                    Telephone Operations
                                           --            1995       Vice President - Carrier Markets of the
                                                                    Company
Edward J. Weise               52           --            1991       Vice President - Virginia Region of the
                                                                    Company
Lewis O. Wilks (2)            43          1996            --        President - Business Markets of GTE
                                                                    Telephone Operations
                                           --            1996       Vice President - Business Markets of the
                                                                    Company
William A. Zielke             50           --            1994       Vice President - North Region of the
                                                                    Company

(1) Stephen A. Inkrott was appointed Vice President-South Region of the Company replacing Dennis F. Myers.

(2) Lewis O. Wilks was appointed President-Business Markets of GTE Telephone Operations and Vice President-Business Markets of the Company replacing Michael J. McDonough, who was appointed Senior Vice President-Market Integration of GTE Telephone Operations.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the 1996 Principal Executive Officers of the Company and each of the other four most highly compensated executive officers (the named executive officers) of GTE Telephone Operations in 1996. The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the named executive officers by GTE Telephone Operations. The caption "Long-Term Compensation" in this table sets forth all long-term compensation paid to the named executive officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1996 annual compensation for each of the named executive officers that was allocated to the Company.


                                                                               Long-Term Compensation
                                                                  --------------------------------------------------
                                      Annual Compensation (1)              Awards                 Payouts
                                   ------------------------------ -----------------------  -------------------------
                                                                  Restricted   Securities
                                                     Other Annual    Stock     Underlying     LTIP       All Other
 Name and Principal                Salary    Bonus   Compensation    Awards     Options/    Payouts     Compensation
 Position in Group           Year  ($) (2)  ($) (3)      ($)        ($) (4)     SARs (#)      ($)         ($) (5)
--------------------------------------------------------------------------------------------------------------------
John C. Appel               1996   295,977  380,700       --         51,229       124,400   439,200        10,572
 President                  1995   239,600  258,100       --           --          63,500   162,800        10,194
                            1994   193,023  182,400       --           --          24,800    34,700         6,230

Thomas W. White             1996   463,115  533,700       --         81,511       183,400   770,000        10,613
 President -                1995   418,884  443,800       --           --          98,800   331,800        10,613
   GTE Telephone            1994   353,508  368,200       --           --          53,700   164,100         7,075
   Operations

Michael B. Esstman          1996   369,958  359,600       --         61,702       124,400   627,400        10,613
 Executive Vice President-  1995   350,731  349,400       --           --          63,500   305,900         7,238
  Customer Segments         1994   327,546  358,200       --           --          53,700   158,300         4,998
   GTE Telephone
   Operations

Larry J. Sparrow            1996   294,812  260,800       --         41,561        81,400   404,100        10,613
 President-                 1995   261,866  255,600       --           --          36,400   211,300        10,613
  Carrier Markets           1994   260,662  233,800       --           --          30,900   117,200         7,075
   GTE Telephone
   Operations

Gerald K. Dinsmore          1996   288,619  263,700       --         41,751        81,400   404,100        10,613
 Senior Vice President -    1995   265,125  255,600       --           --          36,400   211,300        10,613
  Finance and Planning      1994   248,438  233,800       --           --          30,900    97,800         7,075
   GTE Telephone
   Operations

(1) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Appel, White, Esstman, Sparrow and Dinsmore, for whom total annual amounts are shown above, is $43,551; $61,359; $45,627; $34,748 and $34,542, respectively.

(2) The data in the table includes fees of $15,692 and $16,607 received by Mr. White for serving as director of BC TEL during 1996 and 1995. BC TEL, a Canadian company, is an indirectly-owned subsidiary of GTE Corporation.

(3) The data in this column represents the annual bonus received by each of the named executive officers under the GTE Corporation Executive Incentive Plan (the EIP) in 1996. In connection with GTE's Equity Participation Program (EPP), a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE Common Stock (Restricted Stock Units). The number of Restricted Stock Units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE Common Stock on the NYSE composite tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned (the Average Closing Price). Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date.

(4) The data in this column represents the dollar value of the matching Restricted Stock Units based upon the Average Closing Price. Matching Restricted Stock Units are received on the basis of one additional Restricted Stock Unit for every four Restricted Stock Units deferred through annual bonus deferrals described in footnote 3 above. The matching Restricted Stock Units were designed as an inducement to encourage full participation in the EPP and to compensate the executives for their agreement not to realize the economic value associated with the Restricted Stock Units representing deferred annual bonus for a minimum of three years. Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date. Messrs. Appel, White, Esstman, Sparrow and Dinsmore each hold a total of 5,406; 8,598; 6,509; 4,385 and 4,404 Restricted Stock Units,
         respectively, which had a dollar value of $245,298; $390,134; $295,346; $198,970 and $199,832, respectively, based solely upon the closing price of GTE Common Stock on December 31, 1996.

(5) The column "All Other Compensation" includes, for 1996, contributions by GTE and its related companies to the GTE Savings Plan of $6,750 for each of Messrs. Appel, White, Esstman, Sparrow and Dinsmore and contributions by GTE and its related companies to the GTE Executive Salary Deferral Plan of $3,822 for Mr. Appel, and $3,863 for each of Messrs. White, Esstman, Sparrow and Dinsmore.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options and tandem stock appreciation rights (SARs) to the named executive officers of the Company in 1996, whether or not specifically allocated to the Company. The options and SARs were granted under the Long-Term Incentive Plan (LTIP). Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, there will be no increase in the potential realizable value of the options granted.

                                                                                     Potential Realizable Value at
                                                                                      Assumed Annual Rate of Stock
                                                                                         Price Appreciation For
                                          Individual Grants                                   Option Term
                      ---------------------------------------------------------         ------------------------
                                          Percent of
                         Number of      Total Options/
                         Securities      SARs Granted    Exercise
                         Underlying           to          Or Base
                       Options / SARs    Employees in      Price    Expiration
        Name              Granted        Fiscal Year      ($/SH)       Date        0%        5%         10%
--------------------  ---------------------------------------------------------  -----  -----------  -----------
John C. Appel              62,200 (1)             .47%       43.75    2/20/06      --    $1,710,787  $4,335,129
                           62,200 (2)             .47%       43.06    6/05/06      --     1,683,903   4,267,005

Thomas W. White            91,700 (1)             .69%       43.75    2/20/06      --     2,522,173   6,391,179
                           91,700 (2)             .69%       43.06    6/05/06      --     2,482,539   6,290,746

Michael B. Esstman         62,200 (1)             .47%       43.75    2/20/06      --     1,710,787   4,335,129
                           62,200 (2)             .47%       43.06    6/05/06      --     1,683,903   4,267,005

Larry J. Sparrow           40,700 (1)             .31%       43.75    2/20/06      --     1,119,438   2,836,652
                           40,700 (2)             .31%       43.06    6/05/06      --     1,101,847   2,792,076

Gerald K. Dinsmore         40,700 (1)             .31%       43.75    2/20/06      --     1,119,438   2,836,652
                           40,700 (2)             .31%       43.06    6/05/06      --     1,101,847   2,792,076

(1) Each option was granted in tandem with a SAR, which will expire upon exercise of the option. Under the LTIP, each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant.

(2) Messrs. Appel, White, Esstman, Sparrow and Dinsmore also received a special "performance-based" stock option grant during 1996. The options were granted in tandem with SARs at a price equal to the fair market value on the date of grant. They are intended both to motivate the executives to remain with GTE during a period of unprecedented opportunities and challenges, and to give them an opportunity to accelerate the enhancement of their equity position in GTE, but only if specific and aggressive shareholder returns are met. Unlike the three-year graduated vesting schedule that applies to the other options reflected in the table, each performance-based option grant will vest in three stages according to the following schedule: (i) each option may be exercised with respect to one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $60 or more per share for 20 consecutive days (or, if earlier, on the fifth anniversary of the grant date); (ii) each option may be exercised with respect to an additional one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $70 or more per share for 20 consecutive days (or, if earlier, on the sixth anniversary of the grant date); and (iii) each option may be exercised with respect to the final one-third of the aggregate number of shares represented by the grant if the closing price of GTE Common Stock on the NYSE is $80 or more per share for 20 consecutive days (or, if earlier, on the seventh anniversary of the grant date).

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table provides information as to options and SARs exercised by each of the named executive officers of the Company during 1996. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 31, 1996.


                                                       Number of Securities           Value of Unexercised
                                                      Underlying Unexercised        In-the-Money Options/SARs
                        Shares                        Options/SARs at FY-End              at FY-End ($)
                       Acquired         Value      ------------------------------  ----------------------------
Name                On Exercise(#)   Realized ($)   Exercisable    Unexercisable   Exercisable   Unexercisable
-------------------   -----------   -------------  -------------  ---------------  ------------  --------------
John C. Appel               25,467        316,222           6,400        175,001         62,400         841,706
Thomas W. White             43,800        697,575         120,132        267,168      1,474,402       1,377,266
Michael B. Esstman              --             --          95,766        184,634      1,180,292       1,019,121
Larry J. Sparrow            48,466        601,963          37,567        115,967        469,003         606,460
Gerald K. Dinsmore          40,100        462,995              --        115,967             --         606,460


LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The LTIP provides for awards, currently in the form of stock options with tandem SARs, other stock-based awards and dollar denominated awards, to participating employees. The stock options and tandem SARs awarded under the LTIP to the named executive officers are shown in the table on page 43.


                                               Performance                Estimated Future Payouts
                                                Or Other           Under Non-Stock Price Based Plans (1)
                              Number of       Period Until   ------------------------------------------------
                            Shares, Units      Maturation      Threshold (2)      Target (3)
Name                       Or Other Rights      Or Payout      (# of Units)     (# of Units)     Maximum (4)
----------------------  -------------------  -------------   ----------------  --------------  --------------
John C. Appel                        7,400          3 Years            2,148            8,262
Thomas W. White                     10,900          3 Years            3,164           12,169
Michael B. Esstman                   7,400          3 Years            2,148            8,262
Larry J. Sparrow                     4,900          3 Years            1,422            5,471
Gerald K. Dinsmore                   4,900          3 Years            1,422            5,471

(1) An individual's award may not exceed the applicable individual award limit, which is expressed as a percentage of the LTIP Award Pool (the Award Limit). The Award Limit depends on the individual's base salary at the end of the cycle, and may not exceed 3.5% of the LTIP Award Pool. The amounts described in footnotes 2 through 4 below are subject to and cannot exceed the Award Limit. An individual is initially granted a specified number of GTE Common Stock equivalent units (Equivalent Units) at the beginning of an award cycle. During the award cycle, additional Equivalent Units are added based upon the price of GTE Common Stock and the amount of the per share dividend paid on each dividend payment date. It is not possible to predict future dividends and, accordingly, estimated Equivalent Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1996. The Target future payout or award is the dollar amount derived by multiplying the Equivalent Unit balance credited to the participant at the end of the award cycle by the price of GTE Common Stock. The Target award measures performance attainment as described in footnote 3.

(2) The Threshold represents attainment of minimum acceptable levels of performance (the Threshold Levels) with respect to the five Long-Term Performance Bonus measures (the Measures) adopted for the 1996-1998 Performance Bonus award cycle -- revenue growth; earnings per share
         (EPS) growth; earnings before interest, taxes, depreciation and amortization (EBITDA) growth; average return on investment (ROI); and relative total shareholder return (TSR). If the Threshold Level is attained with respect to each of the Measures, the award will be equal to approximately 25% of the combined Target award (the TSR Threshold is set at 50%, while the Threshold for the other four Measures is set at 20%). Because performance is measured separately for each Measure, it is possible to receive an award if the Threshold Level is achieved with respect to at least one but not all of the Measures. If the actual results for all Measures are below the Threshold Levels, no award will be paid.

(3) The Target represents attainment of levels of three-year revenue growth, EPS growth, EBITDA growth, ROI and TSR established at the beginning of a cycle (the Target Levels). If GTE's actual results for each of the Measures are equivalent to the Target Levels, this would represent outstanding performance, and the award will be equal to 100% of the combined Target award. GTE's performance is measured separately for each Measure. Accordingly, if the actual result for any Measure is at the applicable Target Level, the portion of the award determined by that Measure will be at 100% of the Target award for that Measure. Similarly, the portion of the award determined by any Measure performing at less than the applicable Target Level, but above the Threshold, will be less than the Target award for that Measure.

(4) This column has intentionally been left blank because it is not possible to determine the maximum number of Equivalent Units until the award cycle has been completed. Subject to the Award Limit discussed in footnote 1 above, the maximum amount of the award is limited by the extent to which GTE's actual results for the five Measures exceed the Target Levels. If GTE's actual results during the cycle for the five Measures exceed the respective Target Levels, additional awards may be paid, based on a linear interpolation. For example, for revenue growth, the schedule is as follows:

        Performance Increment Above
        Revenue Performance Target          Added Percentage to Combined Awards
        --------------------------          -----------------------------------
   Each 0.1% improvement in cumulative
             revenue growth                              +2%

         Thus, if the revenue growth Measure exceeds its Target Level by .5% while the remaining four Measures are precisely at their respective Target Levels, then the performance bonus will equal 110% of the combined
Target award.

Executive Agreements

GTE has entered into agreements (the Agreements) with Messrs. Appel, White, Esstman and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

A Change in Control is deemed to have occurred if (a) any person or group of persons acquires, other than from GTE or as described below, 20% (or under certain circumstances, a lower percentage, not less than 10%) of GTE's voting power, (b) three or more directors are elected in any twelve-month period without the approval of a majority of the members of GTE's Incumbent Board (as defined in the Agreements) then serving as members of the Board, (c) the members of the Incumbent Board no longer constitute a majority of the Board of Directors or (d) GTE's shareholders approve (i) a merger, consolidation or reorganization involving GTE, (ii) a complete liquidation or dissolution of GTE or (iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Corporation to any person other than a subsidiary of GTE. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the Incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the Incumbent Board for purposes of determining whether a Change in Control has occurred. Notwithstanding the foregoing, a Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consist of members of the Board and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

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

An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

In addition, the Agreements with Messrs. Appel, White, Esstman and Dinsmore provide that in the event of a separation from service, they will receive service credit in the following amounts: two times years of service otherwise credited if the executive has five or fewer years of credited service; 10 years if credited service is more than five and not more than 10 years; and, if the executive's credited service exceeds 10 years, the actual number of credited years of service. These additional years of service will apply towards vesting, retirement eligibility, benefit accrual and all other purposes under the Supplemental Executive Retirement Plan (SERP) and the GTE Corporation
Executive Retired Life Insurance Plan (ERLIP).   In addition, each executive
covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

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

Retirement Programs

         Pension Plans

The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:

                               PENSION PLAN TABLE

                                  Years of Service
 Final Average  ----------------------------------------------------------------------
   Earnings          15             20            25             30             35
-------------   ----------------------------------------------------------------------
$  150,000     $   31,388     $   41,850     $   52,313     $   62,775     $   73,238
   200,000         42,263         56,350         70,438         84,525         98,613
   300,000         64,013         85,350        106,688        128,025        149,363
   400,000         85,763        114,350        142,938        171,525        200,113
   500,000        107,513        143,350        179,188        215,025        250,863
   600,000        129,263        172,350        215,438        258,525        301,613
   700,000        151,013        201,350        251,688        302,025        352,363
   800,000        172,763        230,350        287,938        345,525        403,113
   900,000        194,513        259,350        324,188        389,025        453,863
 1,000,000        216,263        288,350        360,438        432,525        504,613
 1,200,000        259,763        346,350        432,938        519,525        606,113
 1,500,000        325,013        433,350        541,688        650,025        758,363
 2,000,000        433,763        578,350        722,938        867,525      1,012,113

GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of all GTE employees based on years of service and earnings. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary exclusive of overtime, differentials, incentive compensation (except as otherwise described) and other similar types of payments. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Social Security Act), and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds said level up to the statutory limit on compensation. As of December 31, 1996, the credited years of service under the Service Corporation Plan for Messrs. Appel, White, Esstman, Sparrow and Dinsmore are 25, 28, 28, 29 and 21, respectively.

Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan, are limited to certain maximum amounts. GTE maintains a SERP, which supplements the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the SERP includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the
Committee.   SERP benefits are payable in a lump sum or an annuity.

         Executive Retired Life Insurance Plan

The ERLIP provides Messrs. Appel, White, Esstman, Sparrow and Dinsmore a postretirement life insurance benefit of three times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.

Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)      Security Ownership of Certain Beneficial Owners as of February 28,
1997:

                                 Name and Address of             Shares of
       Title of Class              Beneficial Owner          Beneficial Ownership   Percent of Class
    --------------------       -----------------------       -----------------------   ----------------
    Common Stock of GTE        GTE Corporation                 21,000,000                    100%
    South Incorporated         One Stamford Forum              shares of record
                               Stamford, Connecticut 06904


(b)      Security Ownership of Management as of December 31, 1996:

          Title of Class       Name of Director or Nominee (1) (2) (3)
    --------------------       ------------------------------------------------------
    Common Stock of GTE        John C. Appel                                   45,162
    Corporation                Richard M. Cahill                               78,150
                               Gerald K. Dinsmore                              37,724
                               Michael B. Esstman                             162,084
                               Thomas W. White                                203,785
                                                                            ---------
                                                                              526,905
                                                                            =========
                               Executive Officers (1) (2) (3)
                               ------------------------------------------------------

                               John C. Appel                                   45,162
                               Thomas W. White                                203,785
                               Michael B. Esstman                             162,084
                               Larry J. Sparrow                                86,892
                               Gerald K. Dinsmore                              37,724
                                                                            ---------
                                                                              535,647
                                                                            =========


                               All directors and executive
                               officers as a group (1) (2) (3)              1,442,682
                                                                            =========


(1)      Includes shares acquired through participation in the GTE Savings
         Plan.

(2) Included in the number of shares beneficially owned by Messrs. Appel, Cahill, Dinsmore, Esstman, White, Sparrow and all directors and executive officers as a group are 41,667; 72,100; 35,999; 155,566;
         189,765; 73,566 and 1,261,616 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(3) No director, nominee for director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one- fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)      There were no changes in control of the Company during 1996.


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

         (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1996-1994 (as required):

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

                 3.1* Restated Articles of Incorporation dated August 24, 1989. (Exhibit 3.1 of the 1989 Form 10-K, File No. 2-36292)

                 3.2* Amended By-Laws, effective September 20, 1995. (Exhibit 3.1 of the September 30, 1995 Form 10- Q, File No. 2-36292)

                 4* Indenture dated as of May 1, 1994 between GTE South Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-54167)

                 10* Material Contracts - Agreements Between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 2-36292)

                 12 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

                 23       Consent of Independent Public Accountants

                 27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1996.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE South Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1996, 1995 and 1994

(Thousands of Dollars)


-------------------------------------------------------------------------------------------------------
            Column A            Column B                Column C            Column D       Column E
-------------------------------------------------------------------------------------------------------
                                                        Additions
                                              ------------------------------
                                                                            Deductions
                               Balance at       Charged         Charged       from
                               Beginning       (Credited)     (Credited) to  Reserves      Balance at
           Description          of Year        to Income     Other Accounts  (Note 1)     Close of Year
-------------------------------------------------------------------------------------------------------
Allowance for uncollectible accounts
   for the years ended:

December 31, 1996              $17,081       $21,361       $23,561 (2)       $44,119      $ 17,884
                               ===================================================================
December 31, 1995              $24,090       $22,229       $19,954 (2)       $49,192      $ 17,081
                               ===================================================================
December 31, 1994              $11,334       $31,364       $21,252 (2)       $39,860      $ 24,090
                               ===================================================================

Accrued restructuring costs for the
   years ended (Note 4):

December 31, 1996              $ 74,254      $  --         $(21,892) (3)     $ 52,362     $   --
                               ===================================================================
December 31, 1995              $127,950      $  --         $  --             $ 53,696     $ 74,254
                               ===================================================================
December 31, 1994              $162,993      $  --         $  --             $ 35,043     $127,950
                               ===================================================================


NOTES:

(1)  Charges for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that have been reclassified to Accounts Payable and Accrued Expenses.
(4)  See Note 3 to the financial statements included elsewhere herein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GTE SOUTH INCORPORATED
                                        ----------------------------------
                                                 (Registrant)


Date March 26, 1997                  By           John C. Appel
     ---------------                    ----------------------------------
                                                  John C. Appel
                                                    President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


John C. Appel                          President and Director                                    March 26, 1997
------------------------------         (Principal Executive Officer)
John C. Appel


Gerald K. Dinsmore                     Senior Vice President - Finance and                       March 26, 1997
------------------------------            Planning and Director
Gerald K. Dinsmore                     (Principal Financial Officer)




William M. Edwards, III                Vice President - Controller                               March 26, 1997
------------------------------         (Principal Accounting Officer)
William M. Edwards, III


Richard M. Cahill                      Director                                                  March 26, 1997
------------------------------
Richard M. Cahill


Michael B. Esstman                     Director                                                  March 26, 1997
------------------------------
Michael B. Esstman


Thomas W. White                        Director                                                  March 26, 1997
------------------------------
Thomas W. White

EXHIBIT INDEX


     Exhibit
     Number                      Description
     -------                     -----------
      12       Statements re: Calculation of the Ratio of Earnings to Fixed
               Charges

      23       Consent of Independent Public Accountants

      27       Financial Data Schedule