Form 10-Q
period 1997-03-31
GTE SOUTH INC
filed 1997-05-15
CIK 40878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                  March 31, 1997

                                     or

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

The Company had 21,000,000 shares of $25 par value common stock outstanding at March 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE South Incorporated
CONDENSED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  1997                  1996
                                                                                --------              ---------
                                                                                     (Thousands of Dollars)
REVENUES AND SALES
  Local services                                                                $134,845              $ 134,000
  Network access services                                                        141,941                134,221
  Toll services                                                                   40,225                 34,231
  Other services and sales                                                        49,496                 49,626
                                                                                --------              ---------
   Total revenues and sales                                                      366,507                352,078
                                                                                --------              ---------

OPERATING COSTS AND EXPENSES
  Cost of services and sales                                                     116,540                122,030
  Selling, general and administrative                                             49,914                 47,643
  Depreciation and amortization                                                   70,333                 69,532
                                                                                --------              ---------
   Total operating costs and expenses                                            236,787                239,205
                                                                                --------              ---------
OPERATING INCOME                                                                 129,720                112,873

  Interest - net                                                                  12,586                 10,213
                                                                                --------              ---------
INCOME BEFORE INCOME TAXES                                                       117,134                102,660
  Income taxes                                                                    44,495                 38,900
                                                                                --------              ---------
NET INCOME                                                                      $ 72,639              $  63,760
                                                                                ========              =========





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                    Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                  1997               1996
                                                                 ------             ------
      Net income                                                   $72.6             $63.8

Net income increased 14% or $8.8 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is primarily due to higher revenues and sales, primarily network access and toll services, combined with lower cost of services and sales.

REVENUES AND SALES

                                                                        Three Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                      1997              1996
                                                                     ------            -------
         Local services                                              $134.8            $ 134.0
         Network access services                                      142.0              134.2
         Toll services                                                 40.2               34.3
         Other services and sales                                      49.5               49.6
                                                                     ------            -------
          Total revenues and sales                                   $366.5            $ 352.1

Total revenues and sales increased 4% or $14.4 for the three months ended March 31, 1997, compared to the same period in 1996.

Local service revenues increased 1% or $0.8 for the three months ended March 31, 1997, compared to the same period in 1996. The number of access lines increased 5.3% for the three months ended March 31, 1997, which generated $2.7 of additional revenue. The increase is also due to a $1.5 growth in revenues from enhanced custom calling features, such as SmartCall(R), $2.1 growth in revenues from directory assistance and operator services, and $1.3 in higher revenues from CentraNet(R) services. These increases are partially offset by the $7.5 unfavorable impact of sharing provisions from the Virginia Alternative Regulatory Framework.

Network access service revenues increased 6% or $7.8 for the three months ended March 31, 1997, compared to the same period in 1996. Minutes of use increased 9% for the three months ended March 31, 1997, which generated $6.7 of additional revenue. This increase is also due to a $3.3 increase in special access revenues reflecting growth in dedicated lines, offset by the $3.9 unfavorable net impact from carrier settlements.

Toll service revenues increased 17% or $5.9 for the three months ended March 31, 1997, compared to the same period in 1996. The increase is primarily due to the favorable net impact from settlement activity. This increase also reflects higher toll volumes, partially offset by the effects of intraLATA (Local Access and Transport Area) toll competition and the impact of optional discount calling plans, which effectively lowered intrastate toll rates.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


OPERATING COSTS AND EXPENSES

                                                                    Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                   1997             1996
                                                                 -------          --------
      Total operating costs and expenses                          $236.8            $239.2

Total operating costs and expenses decreased 1% or $2.4 for the three months ended March 31, 1997, compared to the same period in 1996. The decrease is primarily due to lower contractor costs of $3.9 and lower data processing costs of $2.2. The impact of $4.4 in pension settlement gains recorded in the first quarter of 1997 is offset by settlement gains of $3 recorded during the same period of 1996. These decreases are partially offset by higher advertising costs of $2.3 and by increases in access charges incurred to terminate customers intraLATA toll calls outside of the Company's service territory of $3.3.

OTHER EXPENSES

                                                                    Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                  1997               1996
                                                                 -------           --------
      Interest - net                                               $12.6              $10.2
      Income taxes                                                  44.5               38.9

Interest - net increased 24% or $2.4 for the three months ended March 31, 1997, compared to the same period in 1996. This increase is primarily attributable to higher interest expense reflecting higher interest rates on the long-term debt refinanced from commercial paper during the first quarter of 1996.

Income taxes increased 14% or $5.6 for the three months ended March 31, 1997, compared to the same period in 1996, primarily due to the corresponding increase in pre-tax income.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company currently has an existing shelf registration statement outstanding for an additional $225 of debentures.

The Company's primary source of funds during the first three months of 1997 was cash from operations of $198.7 compared to $221 for the same period in 1996. The year-to-year decrease in cash flow from operations is primarily the result of an increase in working capital requirements, partially offset by improved results from operations.

The Company's capital expenditures during the first three months of 1997 were $53.4 compared to $61.9 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The Company anticipates capital expenditures to increase slightly during the remainder of 1997 compared to 1996, reflecting the continued expansion of existing networks.

Net cash used in financing activities was $136.6 during the first three months of 1997 compared to $167.6 for the same period in 1996. Affiliate receivables increased $80.4 in the first three months of 1997, compared to an increase of $164.5 for the same period in 1996. The Company made dividend payments of $46 and retired $10.1 of long-term debt and preferred stock during the first quarter of 1997.


OTHER MATTERS

On May 7, 1997, in accordance with the Telecommunications Act of 1996 (the Telecommunications Act), the Federal Communications Commission (FCC) announced its decisions concerning price caps, access charge reform and universal service. The text of the universal service order was released on May 8, 1997. The FCC price cap and access reform orders are expected to be released by May 20, 1997. GTE is currently assessing the effect of these recent decisions.

The Company is continuing to negotiate with requesting carriers over the terms of interconnection, unbundled network elements and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Alabama, Kentucky, North Carolina, South Carolina and Virginia. Subsequent decisions are expected to be issued throughout 1997.

On February 12, 1997, the Alabama Public Service Commission (APSC) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate for retail services was set at 23%. The Company filed for reconsideration of this order. Oral arguments on this matter were heard by the APSC on May 1, 1997. A final order is expected during the second quarter of 1997.

On December 23, 1996, the Kentucky Public Service Commission (KPSC) issued its decision in the Company's arbitration with MCI Communication Corporation (MCI) to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate was set at 18.81%. The Company filed a lawsuit in the U.S. District Court challenging portions of the KPSC's arbitration determinations. On April 25, 1997, the lawsuit was dismissed without prejudice to refiling. The Company will refile the complaint once an agreement with MCI has been approved by the KPSC.

The North Carolina Utilities Commission (NCUC) issued its decision in the Company's arbitration with AT&T and MCI on February 4, 1997, and on April 7, 1997 with Sprint, to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 19.97%.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

On March 17, 1997, the Public Service Commission of South Carolina (PSCSC) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate for retail services was set at 18.66%. The Company is in the process of filing a composite agreement with the PSCSC incorporating the provisions of the PSCSC's order.

Per the amendment dated May 29, 1996 that allows local competition and alternative regulation, the PSCSC established an Interim Local-Exchange Carrier Fund (ILF). As of April 1, 1997, the Company reduced its intrastate switched access rate to that of BellSouth's rate in South Carolina and began receiving payment from the ILF in an amount equal to the revenue reduction. The ILF is funded by those companies that realize a benefit from the rate reduction.

On March 14, 1997, the Hearing Examiner, appointed by the Virginia State Corporation Commission (VSCC) to review the Company's application for revisions to its local-exchange, access and intraLATA long distance rates, issued his report to the VSCC. The report recommends that the Company's gross annual operating revenues be reduced by $26.9 and that only minimal rebalancing of the Company's local-exchange, access and intraLATA long distance rates be permitted. The Company has filed detailed exceptions to the report and has requested oral argument before the full commission. A VSCC decision is not expected before the fall of 1997.

On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's total element long run incremental cost (TELRIC ) studies and to establish rates for interconnection, unbundled network elements (UNEs) and transport and termination of traffic. The docket will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude in the third quarter of 1997. The schedule for UNEs is expected to run through the first quarter of 1998.

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications services, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE South Incorporated
CONDENSED BALANCE SHEETS

                                                                               March 31,            December 31,
                                                                                 1997                  1996
                                                                              ----------            ----------
                                                                                    (Thousands of Dollars)
ASSETS
Current assets:

  Cash and cash equivalents                                                   $   25,363            $   16,491
  Accounts receivable, less allowances of $21,645 and $17,884                    260,639               213,227
  Note receivable from affiliate                                                  19,050                28,836
  Inventories and supplies                                                        19,300                16,054
  Other                                                                           37,790                15,768
                                                                              ----------            ----------
   Total current assets                                                          362,142               290,376
                                                                              ----------            ----------
Property, plant and equipment, at cost                                         4,141,437             4,136,862
  Accumulated depreciation                                                    (2,574,838)           (2,548,824)
                                                                              ----------            ----------
   Total property, plant and equipment, net                                    1,566,599             1,588,038
Other assets, primarily employee benefit plans                                   138,820               126,894
                                                                              ----------            ----------
Total assets                                                                  $2,067,561            $2,005,308
                                                                              ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                        $   88,471            $   98,500
  Accounts payable                                                                95,054                96,326
  Taxes payable                                                                   43,675                 8,416
  Accrued interest                                                                 8,643                15,463
  Accrued payroll costs                                                           29,693                35,448
  Dividends payable                                                               80,017                45,968
  Deferred income tax liabilities                                                 22,729                21,156
  Other                                                                          125,267               105,215
                                                                              ----------            ----------
   Total current liabilities                                                     493,549               426,492
                                                                              ----------            ----------

  Long-term debt                                                                 636,023               635,944
  Deferred income taxes                                                           87,394                88,635
  Other liabilities, primarily employee benefit plans                            176,397               172,551
                                                                              ----------            ----------
   Total liabilities                                                           1,393,363             1,323,622
                                                                              ----------            ----------

Preferred stock, subject to mandatory redemption                                   2,649                 2,739
                                                                              ----------            ----------
Shareholders' equity:
  Preferred stock                                                                    412                   412
  Common stock (21,000,000 shares issued)                                        525,000               525,000
  Additional paid-in capital                                                      58,320                58,320
  Retained earnings                                                               87,817                95,215
                                                                              ----------            ----------
   Total shareholders' equity                                                    671,549               678,947
                                                                              ----------            ----------
Total liabilities and shareholders' equity                                    $2,067,561            $2,005,308
                                                                              ==========            ==========

See Notes to Condensed Financial Statements.

GTE South Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 1997                  1996
                                                                              ----------            -----------
                                                                                     (Thousands of Dollars)
OPERATIONS
  Net income                                                                  $   72,639            $    63,760

  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                  70,333                 69,532
   Deferred income taxes                                                           2,589                   (614)
   Provision for uncollectible accounts                                            6,205                  7,600
   Changes in current assets and current liabilities                              55,396                 82,857
   Other - net                                                                    (8,449)                (2,140)
                                                                              ----------            -----------
   Net cash from operations                                                      198,713                220,995
                                                                              ----------            -----------

INVESTING
  Capital expenditures                                                           (53,358)               (61,921)
  Other - net                                                                         75                     --
                                                                              ----------            -----------
   Net cash used in investing                                                    (53,283)               (61,921)
                                                                              ----------            -----------
FINANCING
  Long-term debt issued                                                               --                369,126

  Long-term debt and preferred stock retired                                     (10,134)                   (75)
  Dividends                                                                      (45,988)                   (40)
  Net change in affiliate note                                                   (80,436)              (164,516)
  Decrease in short-term obligations,
   excluding current maturities                                                       --               (386,700)
  Other - net                                                                         --                 14,644
                                                                              ----------            -----------
   Net cash used in financing                                                   (136,558)              (167,561)
                                                                              ----------            -----------
Increase (decrease) in cash and cash equivalents                                   8,872                 (8,487)


Cash and cash equivalents:
  Beginning of period                                                             16,491                 31,271
                                                                              ----------            -----------
  End of period                                                               $   25,363            $    22,784
                                                                              ==========            ===========





See Notes to Condensed Financial Statements.

GTE South Incorporated
NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10- K.

GTE South Incorporated
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits required by Item 601 of Regulation S-K.

         12     Statement re: Calculation of the Ratio of Earnings to Fixed
                Charges

         27     Financial Data Schedule

  (b) The Company filed no reports on Form 8-K during the first quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  GTE South Incorporated
                                              ------------------------------
                                                       (Registrant)


Date:            May 14, 1997                     William M. Edwards, III
       --------------------------------       ------------------------------
                                                  William M. Edwards, III
                                                Vice President - Controller
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit
     Number                           Description
     -------                          -----------
        12                Statement re: Calculation of the Ratio of Earnings to Fixed Charges

        27                Financial Data Schedule