Form 10-Q
period 1997-06-30
GTE SOUTH INC
filed 1997-08-14
CIK 40878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the period ended                             June 30, 1997

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

                                                YES     X     NO
                                                      ------      ------

The Company had 21,000,000 shares of $25 par value common stock outstanding at July 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE South Incorporated
CONDENSED STATEMENTS OF INCOME

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                              ----------------------------        ----------------------------
                                                  1997              1996              1997              1996
                                              ----------        ----------        ----------        ----------
                                                                    (Thousands of Dollars)
REVENUES AND SALES
  Local services                              $  145,565        $  135,648        $  277,302        $  267,195
  Network access services                        150,787           141,307           292,728           275,528
  Toll services                                   26,607            30,988            66,832            65,219
  Other services and sales                        42,760            36,563            95,364            88,642
                                              ----------        ----------        ----------        ----------
   Total revenues and sales                      365,719           344,506           732,226           696,584
                                              ----------        ----------        ----------        ----------
OPERATING COSTS AND EXPENSES
  Costs of services and sales                    123,181           121,772           239,721           243,802
  Selling, general and administrative             52,708            50,835           102,622            98,478
  Depreciation and amortization                   72,078            68,668           142,411           138,200
                                              ----------        ----------        ----------        ----------
   Total operating costs and expenses            247,967           241,275           484,754           480,480
                                              ----------        ----------        ----------        ----------
OPERATING INCOME                                 117,752           103,231           247,472           216,104

OTHER EXPENSES
  Interest - net                                  12,221            11,421            24,807            21,634
  Other - net                                        289                --               289                --
                                              ----------        ----------        ----------        ----------
INCOME BEFORE INCOME TAXES                       105,242            91,810           222,376           194,470
  Income taxes                                    40,074            35,313            84,569            74,213
                                              ----------        ----------        ----------        ----------
NET INCOME                                    $   65,168        $   56,497        $  137,807        $  120,257
                                              ----------        ----------        ----------        ----------





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                             Three Months Ended         Six Months Ended
                                 June 30,                   June 30,
                             ------------------        -----------------
                              1997        1996          1997       1996
                             ------      ------        ------     ------
         Net income           $65.2      $56.5         $137.8     $120.3

Net income increased 15% or $8.7 and 15% or $17.5 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The increases are primarily due to higher revenues and sales, primarily local and network access services, partially offset by higher operating costs and expenses and increased income taxes.

REVENUES AND SALES

                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                              June 30,
                                                 ------------------------             ------------------------
                                                   1997            1996                1997              1996
                                                 ------------------------             ------------------------
         Local services                          $145.6            $135.6             $277.3            $267.2
         Network access services                  150.8             141.3              292.7             275.5
         Toll services                             26.6              31.0               66.8              65.2
         Other services and sales                  42.7              36.6               95.4              88.7
                                                 ------            ------             ------            ------
          Total revenues and sales               $365.7            $344.5             $732.2            $696.6

Total revenues and sales increased 6% or $21.2 and 5% or $35.6 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996.

Local service revenues increased 7% or $10 and 4% or $10.1 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The number of access lines increased 5% for both the three and six months ended June 30, 1997, which generated $3 and $5.7 of additional revenues, respectively. The three and six month increases also reflect growth in revenues of $3.4 and $4.9 from enhanced custom calling features, such as SmartCall(R), and higher revenues from CentraNet(R) services of $0.8 and $2.1. The increases also reflect the $3.4 growth in revenues for both periods from sales of integrated services digital network (ISDN). ISDN enables rapid transmission of voice, data, image and text, and facilitates Internet access. The year-to-date increase in local service revenues is partially offset by the $7.5 unfavorable impact of sharing provisions from the Virginia Alternative Regulatory Framework.

Network access service revenues increased 7% or $9.5 for the three months and 6% or $17.2 for the six months ended June 30, 1997, compared to the same periods in 1996. Minutes of use increased 10% and 9% for the three and six months ended June 30, 1997, which generated $7.4 and $12.9 of revenues, respectively. The increases are also due to special access revenue growth of $4.8 and $8 related to customer demand for increased bandwidth services and increases of $2.3 and $1.1 in revenues associated with access fees charged to cellular service providers. These increases are partially offset by the impact of favorable interLATA (local access and transport area) revenue adjustments of $4.9 and $7.1 that were made during 1996.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)


Toll service revenues decreased 14% or $4.4 for the three months ended June 30, 1997 and increased 2% or $1.6 for the six months ended therein, compared to the same periods in 1996. The change in toll revenues is attributable to lower toll volumes, primarily related to intraLATA toll competition, including 10XXX and 1 + presubscription. The change also reflects the impact from optional discount calling plans, which effectively lowered intrastate toll rates. Net unfavorable settlement activities also reduced toll revenues by approximately $1.7 for the three month period. Net favorable settlement activities increased toll revenues by $3.2 for the six months ended June 30, 1997, compared to the same period in 1996.

Other services and sales revenues increased 17% or $6.1 and 8% or $6.7 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The increases are primarily due to the higher equipment sales of $2.1 and $0.6 and increases in revenues from radio paging and voice messaging services of $0.7 and $1.4, respectively.

OPERATING COSTS AND EXPENSES

                                                   Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                 -------------------------            -------------------------
                                                  1997              1996               1997              1996
                                                 ------            ------             ------            ------
         Total operating costs and               $248.0            $241.3             $484.8            $480.5
         expenses

Total operating costs and expenses increased 3% or $6.7 and 1% or $4.3 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The three and six month increases are primarily attributable to higher depreciation charges of $3.4 and $4.2 associated with additions to plant balances, higher advertising costs of $1.5 and $4.2 and higher access charges incurred to terminate customers' intraLATA toll calls outside of the Company's service territories of $2.5 and $5.8. These increases are partially offset by lower labor and benefits costs of $1.3 and $3.3 and lower application software costs of $2.5 and $3.8. The year-to-date increase is also partially offset by the impact of $4.4 in pension settlement gains recorded in the first quarter of 1997, partially offset by settlement gains of $3 recorded during the same period of 1996.

OTHER EXPENSES

                                                   Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                                 -------------------------            -------------------------
                                                  1997              1996               1997              1996
                                                 ------            ------             ------            ------
         Interest - net                           $12.2             $11.4              $24.8             $21.6
         Income taxes                              40.1              35.3               84.6              74.2

Interest - net increased 7% or $0.8 and 15% or $3.2 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The increases are primarily attributable to higher average short-term debt levels.

Income taxes increased 14% or $4.8 for the three months and 14% or $10.4 for the six months ended June 30, 1997, compared to the same periods in 1996, primarily due to corresponding increases in pre-tax income.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term borrowings can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company currently has an existing shelf registration statement outstanding for an additional $225 of debentures.

The Company's primary source of funds during the first six months of 1997 was cash from operations of $240.4 compared to $215.2 for the same period in 1996. The year-to-year increase in cash from operations is primarily the result of improved results from operations, partially offset by an increase in working capital requirements.

The Company's capital expenditures during the first six months of 1997 were $120.3 compared to $119 for the same period in 1996. The 1997 expenditures reflect the Company's continued access line growth and modernization of current facilities to support new products and expanded services. The Company anticipates capital expenditures to increase slightly during the remainder of 1997 compared to 1996, reflecting the continued expansion of existing networks.

Cash used in financing activities was $69.8 during the first six months of 1997 compared to $117.3 for the same period in 1996. This included dividend payments of $126 during the first six months of 1997, compared to $50.1 for the same period of 1996. Short-term financings, including the net change in affiliate notes, increased $91.2 for the first six months of 1997, compared to a decrease of $450.8 for the same period of 1996. During the first six months of 1997, the Company paid a total of $35 for the retirement of debt and preferred stock. This amount includes the $0.3 paid in premiums on the early retirement of $22.3 of long-term debt, in May 1997. The Company also retired an additional $12.4 of long-term debt and preferred stock, compared to total retirements of $0.4 during the first six months of 1996. The Company issued $375 of debentures in February and March of 1996. In 1996, the Company realized a gain of approximately $14.8 on the settlement of forward contracts related to the 1996 debt issuances. The gain is being amortized over the life of the refinanced debt as an offset to interest expense.


OTHER MATTERS

Federal Regulatory Developments

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) issued an opinion and order vacating significant portions of the Federal Communication Commission's (FCC) rules purporting to implement the local competition provisions of the Telecommunications Act of 1996 (the
Telecommunications Act). The Company's parent, GTE, together with other incumbent local-exchange carriers (ILECs) and a number of state commissions, had challenged various portions of the FCC rules.

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and unbundled network elements (UNEs) at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

On the other hand, the Eighth Circuit rejected certain arguments advanced by GTE. For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

The time for parties to seek rehearing before the Eighth Circuit has not yet expired. In addition, the FCC has announced that it intends to seek Supreme Court review of the Eighth Circuit's ruling.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE Midwest Incorporated, a separate subsidiary of GTE and affiliate of the Company, has filed petitions for review of each of these orders in Federal Court, and GTE is currently assessing the effect of these orders.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5% retroactive to July 1996. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $2.7, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum price. This rate change filing resulted in an annual price increase of $14.8, effective June 3, 1997. Overall, the net effect of these access filings resulted in an annual price increase of $12.1.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various state regulatory commissions. Since December 1996, state commission decisions determining the prices and terms of unresolved issues have been released in Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. Subsequent decisions are expected to be issued throughout 1997.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. The Company is expecting to begin filing cost studies in the states in which it operates during the second half of 1997 and throughout 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Alabama, Kentucky, North Carolina and South Carolina and additional proceedings are scheduled to begin during the remainder of 1997 and into 1998. USF decisions are expected to begin during the fourth quarter of 1997 and throughout 1998.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


State Regulatory Developments

Alabama

On February 12, 1997, the Alabama Public Service Commission (APSC) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate for retail services was set at 23%. The Company filed for reconsideration of this order. Oral arguments on this matter were heard by the APSC on May 1, 1997. On May 14, 1997, the APSC issued its final decision, in which no material changes were made to its original order. On June 4, 1997, the Company and AT&T filed a composite agreement pursuant to the APSC's directive. Both parties have filed letters with the APSC objecting to certain language contained in the composite agreement. The APSC is expected to issue a final order on the composite agreement in the near future.

The Company has participated in the optional price regulation plan that was established by the APSC on September 20, 1995. Participants of the plan were required to reduce intrastate access prices effective July 1, 1997. As such, the Company reduced its annual intrastate access revenues by $1.5.

Kentucky

On September 26, 1996, the Kentucky Public Service Commission (KPSC) issued an order pertaining to local competition and universal service concerns in Kentucky. The KPSC established a competitively neutral, portable intrastate Universal Service Fund (USF), funded by all telecommunications providers in Kentucky, to cover the incumbent LEC's non-traffic sensitive (NTS) costs and the cost of a new statewide Lifeline service offering. As a result, the Company would reduce access and toll rates and recover its NTS costs from the USF. The timing and details of implementation of the USF were to be determined in industry workshops held during 1997. However, on April 11, 1997, the KPSC issued an order amending the USF order, stating that a formal proceeding will be held in lieu of workshops, with two hearings to be held during the third and fourth quarters of 1997. On June 17, 1997, the KPSC issued a further order which indicates that its 1996 decision to transfer the LEC's NTS costs to the USF will be reconsidered in the 1997 formal proceeding.

On December 23, 1996, the KPSC issued its decision in the Company's arbitration with MCI Communications Corporation (MCI) to determine interconnection, resale, and unbundling terms and conditions. The interim wholesale discount rate was set at 18.81%. The Company filed a lawsuit in the U.S. District Court challenging portions of the KPSC's arbitration determinations. On April 25, 1997, the lawsuit was dismissed without prejudice to refiling. Pursuant to the KPSC's orders, the Company has filed a composite agreement with MCI. The KPSC is expected to issue a final decision on the composite agreement in the near future.

North Carolina

The North Carolina Utilities Commission (NCUC) issued its decision in the Company's arbitration with AT&T and MCI on February 4, 1997, and on April 7, 1997 with Sprint, to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 19.97%. On July 17, 1997 and August 1, 1997, the Company filed composite agreements with Sprint and MCI, respectively, pursuant to the NCUC's directive. The Company also intends to file a composite agreement with AT&T on August 15, 1997.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


South Carolina

On March 17, 1997, the South Carolina Public Service Commission (SCPSC) issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate for retail services was set at 18.66%. On May 16, 1997, the Company filed a composite agreement with the SCPSC incorporating the provisions of the SCPSC's order. On May 28, 1997, the Company filed a letter with the SCPSC objecting to certain language contained in the composite agreement. The SCPSC is expected to issue a final decision on the composite agreement in the near future.

Per the legislative amendment dated May 29, 1996 that allows local competition and alternative regulation, the SCPSC established an Interim Local-Exchange Carrier Fund (ILF). As of April 1, 1997, the Company reduced its intrastate switched access rate to that of BellSouth's rate in South Carolina and began receiving payment from the ILF in an amount equal to the revenue reduction. The ILF is funded by those companies that realize a benefit from the rate reduction.

Virginia

On February 23, 1995, legislation was enacted in Virginia which allowed local-exchange competition, effective January 1, 1996. On June 9, 1995, the Company filed a rate case application with the Virginia State Corporation Commission (VSCC) seeking to restructure and rebalance its prices in Virginia in anticipation of this local competition and the VSCC's impending approval of intraLATA toll competition. Evidentiary hearings regarding this application were held in June 1996 and a final VSCC decision is expected in the third quarter of 1997.

On March 14, 1997, the Hearing Examiner, appointed by the VSCC to review the Company's application for revisions to its local-exchange, access and intraLATA long distance rates, issued his report to the VSCC. The report recommends that the Company's gross annual operating revenues be reduced by $26.9 and that only minimal rebalancing of the Company's local- exchange, access and intraLATA long distance rates be permitted. The Company has filed detailed exceptions to the report and has requested oral argument before the full commission. On August 7, 1997, the VSCC issued its order in this case. The VSCC adopted the majority of the Hearing Examiner's recommendations, but also made two minor modifications which changed the revenue reduction amount from $26.9 to $27.4. New rates reflecting this decrease in annual operating revenues will become effective October 6, 1997. The Company is currently reviewing the VSCC's order to determine the correct response, including potential appeal to the Virginia Supreme Court.

Illinois

On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's total element long run incremental cost (TELRIC ) studies and to establish rates for interconnection, UNEs and transport and termination of traffic. The docket will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude in the first quarter of 1998. The filing for UNEs is scheduled to occur in January 1998. Hearings are tentatively scheduled to take place during the second quarter of 1998.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


Other Developments

In May 1997, the Company's parent, GTE, announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation, a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications.

GTE South Incorporated
CONDENSED BALANCE SHEETS

                                                                                June 30,            December 31,
                                                                                  1997                  1996
                                                                                 -------               -------
                                                                                     (Thousands of Dollars)
ASSETS
Current assets:

  Cash and cash equivalents                                                  $    66,837           $    16,491
  Accounts receivable, less allowances of $17,486 and $17,884                    235,920               213,227
  Note receivable from affiliate                                                      --                28,836
  Inventories and supplies                                                        25,990                16,054
  Other                                                                           39,494                15,768
                                                                              ----------            ----------
   Total current assets                                                          368,241               290,376
                                                                              ----------            ----------

Property, plant and equipment, at cost                                         4,192,020             4,136,862
  Accumulated depreciation                                                   (2,629,289)           (2,548,824)
                                                                              ----------            ----------
   Total property, plant and equipment, net                                    1,562,731             1,588,038
Employee benefit plans and other assets                                          142,121               126,894
                                                                              ----------            ----------
   Total assets                                                               $2,073,093            $2,005,308
                                                                              ==========            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                        $   86,408            $   98,500
  Notes payable to affiliate                                                      63,919                    --
  Accounts payable                                                                98,592                96,326

  Taxes payable                                                                   18,982                 8,416
  Accrued interest                                                                15,438                15,463
  Accrued payroll costs                                                           28,687                35,448
  Dividends payable                                                               65,551                45,968
  Deferred income tax liabilities                                                 24,304                21,156
  Other                                                                          112,023               105,215
                                                                              ----------            ----------
   Total current liabilities                                                     513,904               426,492
                                                                              ----------            ----------

  Long-term debt                                                                 613,817               635,944
  Deferred income taxes                                                           88,412                88,635
  Other liabilities, primarily employee benefit plans                            183,335               172,551
                                                                              ----------            ----------
   Total liabilities                                                           1,399,468             1,323,622
                                                                              ----------            ----------

Preferred stock, subject to mandatory redemption                                   2,459                 2,739
                                                                              ----------            ----------
Shareholders' equity:
  Preferred stock                                                                    412                   412
  Common stock (21,000,000 shares issued)                                        525,000               525,000
  Additional paid-in capital                                                      58,338                58,320
  Retained earnings                                                               87,416                95,215
                                                                              ----------            ----------
   Total shareholders' equity                                                    671,166               678,947
                                                                              ----------            ----------
   Total liabilities and shareholders' equity                                 $2,073,093            $2,005,308
                                                                              ==========            ==========

See Notes to Condensed Financial Statements.

GTE South Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                              --------------------------------
                                                                                 1997                  1996
                                                                              ----------            ----------
                                                                                    (Thousands of Dollars)
OPERATIONS
  Net income                                                                    $137,807              $120,257

  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 142,411               138,200
   Deferred income taxes                                                           5,179                 2,817
   Provision for uncollectible accounts                                           10,424                12,335
   Changes in current assets and current liabilities                             (52,353)              (46,787)
   Other - net                                                                    (3,074)              (11,635)
                                                                              ----------            ----------
   Net cash from operations                                                      240,394               215,187
                                                                              ----------            ----------


INVESTING
  Capital expenditures                                                          (120,276)             (119,028)
  Other - net                                                                         26                    --
                                                                              ----------            ----------
   Cash used in investing                                                       (120,250)             (119,028)
                                                                              ----------            ----------

FINANCING
  Long-term debt issued                                                               --               369,126

  Long-term debt and preferred stock retired, including premiums paid
   on early retirement                                                           (34,958)                 (357)
  Dividends                                                                     (126,023)              (50,077)
  Net change in affiliate notes                                                   91,183               (64,100)
  Decrease in short-term obligations, excluding current maturities                    --              (386,700)
  Other - net                                                                         --                14,846
                                                                              ----------            ----------
   Net cash used in financing                                                    (69,798)             (117,262)
                                                                              ----------            ----------
Increase (decrease) in cash and cash equivalents                                  50,346               (21,103)


Cash and cash equivalents:
  Beginning of period                                                             16,491                31,271
                                                                              ----------            ----------
  End of period                                                                  $66,837               $10,168
                                                                              ==========            ==========






See Notes to Condensed Financial Statements.

GTE South Incorporated
NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

(2) In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of June 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

GTE South Incorporated
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits required by Item 601 of Regulation S-K.

              12 Statement re: Calculation of the Ratio of Earnings to Fixed
                 Charges

              27 Financial Data Schedule

   (b) The Company filed no reports on Form 8-K during the second quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GTE South Incorporated
                                   ------------------------------------
                                             (Registrant)


Date:   August 13, 1997                  William M. Edwards, III
                                   ------------------------------------
                                         William M. Edwards, III
                                       Vice President - Controller
                                      (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
     Number                       Description
     -------                      -----------
        12                Statement re: Calculation of the Ratio of Earnings to
                          Fixed Charges

        27                Financial Data Schedule