Form 10-Q
period 1997-09-30
GTE SOUTH INC
filed 1997-11-14
CIK 40878

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                September 30, 1997 or [ ]

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The Company had 21,000,000 shares of $25 par value common stock outstanding at October 31, 1997. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE South Incorporated
CONDENSED STATEMENTS OF INCOME

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                               ---------------------------        ----------------------------
                                                  1997              1996             1997              1996
                                                --------          --------        ----------        ----------
                                                                  (Thousands of Dollars)
REVENUES AND SALES
  Local services                                $141,532          $137,326        $  418,834        $  404,521
  Network access services                        158,888           148,566           451,616           424,094
  Toll services                                   29,193            30,927            96,025            96,146
  Other services and sales                        43,710            44,966           139,074           133,608-
                                                --------          --------        ----------        ----------
    Total revenues and sales                     373,323           361,785         1,105,549         1,058,369
                                                --------          --------        ----------        ----------

OPERATING COSTS AND EXPENSES
  Costs of services and sales                    112,899           122,205           352,620           366,007
  Selling, general and administrative             43,343            47,101           145,965           145,579
  Depreciation and amortization                   77,219            69,982           219,630           208,182
                                                --------          --------        ----------        ----------
   Total operating costs and expenses            233,461           239,288           718,215           719,768
                                                --------          --------        ----------        ----------
OPERATING INCOME                                 139,862           122,497           387,334           338,601

OTHER EXPENSE
  Interest - net                                  15,959            11,971            40,766            33,605
  Other - net                                         --                --               284                --
                                                --------          --------        ----------        ----------
INCOME BEFORE INCOME TAXES                       123,903           110,526           346,284           304,996
  Income taxes                                    47,280            41,631           131,854           115,844
                                                --------          --------        ----------        ----------
NET INCOME                                      $ 76,623          $ 68,895        $  214,430        $  189,152
                                                ========          ========        ==========        ==========





Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.
                                       1

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS


                  Three Months Ended              Nine Months Ended
                     September 30,                  September 30,
                ----------------------          ----------------------
                 1997            1996            1997            1996
                ------          ------          ------          ------
Net income      $ 76.6          $ 68.9          $214.4          $189.2


Net income increased 11% or $7.7 and 13% or $25.2 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increases are primarily due to higher revenues and sales, primarily local and network access services, combined with lower operating costs and expenses.

REVENUES AND SALES

                                         Three Months Ended              Nine Months Ended
                                            September 30,                  September 30,
                                       ----------------------          ----------------------
                                        1997            1996            1997            1996
                                       ------          ------          ------          ------
Local services                        $  141.5        $  137.3        $  418.8        $  404.5
Network access services                  158.9           148.6           451.6           424.1
Toll services                             29.2            30.9            96.0            96.2
Other services and sales                  43.7            45.0           139.1           133.6
                                      --------        --------        --------        --------
 Total revenues and sales             $  373.3        $  361.8        $1,105.5        $1,058.4

Total revenues and sales increased 3% or $11.5 and 4% or $47.1 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996.

Local service revenues increased 3% or $4.2 for the three months and 4% or $14.3 for the nine months ended September 30, 1997, compared to the same periods in 1996. The number of access lines increased 6% for both the three and nine months ended September 30, 1997, which generated additional revenues of $3.3 and $9, respectively. The three and nine month increases also reflect growth in revenues of $4.1 and $9 from enhanced custom calling features, such as SmartCall(R) services, and higher revenues from CentraNet(R) services of $1.3 and $3.4. The increases also reflect a $1.7 and $5.1 growth in revenues from sales of Integrated Services Digital Network (ISDN). ISDN enables the simultaneous transmission of voice, data, image and text, over one phone line and facilitates Internet access. The year-to-date increase also includes growth in revenues from directory assistance and operator services of $2.8.
The three and nine month increases are partially offset by the unfavorable impact of the sharing provisions from the Virginia Alternative Regulatory Framework (as discussed in Other Matters) of $8 and $17, respectively.

Network access service revenues increased 7% or $10.3 for the three months and 6% or $27.5 for the nine months ended September 30, 1997, compared to the same periods in 1996. This growth is primarily due to increased demand for access services by interexchange carriers and growing demand for increased bandwidth services. Minutes of use increased 12% and 11% for the three and nine months ended September 30, 1997, generating additional revenues of $8 and $22.1, respectively. Special access revenues grew $4.5 and $12.5 for the three and nine months, respectively, due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

other high-capacity users. The increases are also attributable to increases in the Universal Service Fund (USF) support of $1.1 and $4.1. The year-to-date increase is partially offset by the impact of intrastate access price reductions of $1.5 in Alabama and $2.1 in South Carolina.

Toll service revenues decreased 6% or $1.7 for the three months and remained virtually unchanged for the nine months ended September 30, 1997, compared to the same periods in 1996. The decline in revenues for the three and nine months is attributable to a $1.8 and $3 decrease from lower toll volumes, primarily related to intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription, and the impact from optional discount calling plans, which effectively lowered intrastate toll rates. The year-to-date decrease was partially offset by the impact of favorable settlement activities of $2.7 for the nine months ended September 30, 1997, compared to the same period in 1996.

Other services and sales revenues decreased 3% or $1.3 for the three months and increased 4% or $5.5 for the nine months ended September 30, 1997, compared to the same periods in 1996. The changes are due to the decrease in equipment sales of $2.6 and $2, partially offset by increases in paging and voice messaging service revenues of $0.6 and $1.9, and an increase for both periods of $0.9 in directory advertising revenues.

OPERATING COSTS AND EXPENSES

                                                 Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                            ----------------------------        ----------------------------
                                               1997              1996              1997              1996
                                            ----------        ----------        ----------        ----------
         Total operating costs and          $    233.5        $    239.3        $    718.2        $    719.8
         expenses
                                            ----------        ----------        ----------        ----------

Total operating costs and expenses decreased 2% or $5.8 for the three months ended September 30, 1997, compared to the same period in 1996. This decrease is primarily due to the impact of $10.2 in pension settlement gains which resulted from lump-sum payments from the Company's pension plans. The decrease is also attributable to $4.4 in administrative productivity gains. These decreases are partially offset by an increase in advertising costs of $1.1 and higher depreciation charges of $7.2 associated with additions to plant.

Total operating costs and expenses remained essentially the same for the nine months ended September 30, 1997, compared to the same period in 1996. Decreases were primarily attributable to pension settlement gains of $14.6, of which $4.4 and $10.2 were recorded in the first and third quarters of 1997, respectively. These pension settlement gains were partially offset by settlement gains of $3 which were recorded in the first quarter of 1996. Administrative productivity gains of $13.2 also contributed to lower operating costs. These decreases were offset by higher depreciation charges of $11.4 associated with additions to plant, higher advertising costs of $5.3 and $5.6 of higher access charges incurred to terminate customers' intraLATA toll calls outside of the Company's service territories.

OTHER EXPENSES

                                                 Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                            ----------------------------        ----------------------------
                                               1997              1996              1997              1996
                                            ----------        ----------        ----------        ----------
         Interest - net                     $     16.0        $     12.0        $     40.8        $     33.6
         Income taxes                              47.3             41.6             131.9             115.8

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

Interest - net increased 33% or $4 and 21% or $7.2 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increases are primarily attributable to higher average short-term debt levels.

Income taxes increased 14% or $5.7 for the three months and 14% or $16.1 for the nine months ended September 30, 1997, compared to the same periods in 1996, primarily due to corresponding increases in pre-tax income.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. On July 1, 1996, the Company began participating with other affiliates in a $1,500 syndicated line of credit. The Company has an existing shelf registration statement outstanding for an additional $225 of debentures.

The Company's primary source of funds during the first nine months of 1997 was cash from operations of $353.6 compared to $370.1 for the same period in 1996. The year-to-year decrease in cash from operations is primarily the result of an increase in working capital requirements, partially offset by improved results from operations.

The Company's capital expenditures during the first nine months of 1997 were $208.6 compared to $196.2 for the same period in 1996. The 1997 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company anticipates capital expenditures to increase during the remainder of 1997 compared to 1996, reflecting the continued growth of existing networks.

Cash used in financing activities was $158.5 during the first nine months of 1997 compared to $174 for the same period in 1996. This included dividend payments of $191.6 during the first nine months of 1997, compared to $81.7 for the same period of 1996. Short-term financings, including the net change in affiliate notes, increased $68.7 for the first nine months of 1997, compared to a decrease of $475.8 for the same period of 1996. During the first nine months of 1997, the Company paid a total of $35 for the retirement of long-term debt and preferred stock. This amount includes $0.3 paid in premiums on the early retirement of $22.3 of long-term debt, in May 1997. The Company issued $375 of debentures in February and March of 1996. In 1996, the Company realized a gain of approximately $14.8 on the settlement of forward contracts related to the 1996 debt issuances. The gain is being amortized over the life of the refinanced debt as an offset to interest expense.

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies have placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc. (WorldCom).

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

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

In its opinion, the Eighth Circuit ruled that the FCC had no jurisdiction to promulgate rules setting the prices at which ILECs must make available to competitors unbundled network elements (UNEs) and services for resale. In addition, the Eighth Circuit made a number of other rulings favorable to GTE, including that the FCC's rule allowing requesting carriers to pick and choose among individual provisions of other interconnection agreements, rather than to adopt the terms and conditions of a single agreement in its entirety, was unlawful; that the FCC does not have the authority to review interconnection agreements approved by state commissions or to enforce the terms of such agreements; that the FCC rule requiring ILECs to provide interconnection and UNEs at levels of quality that are superior to those levels at which the ILECs provide them to themselves was unlawful; and that it is the requesting carriers, not the ILECs, that must combine UNEs.

In addition, the Eighth Circuit rejected certain arguments advanced by GTE.
For example, it ruled that a requesting carrier may gain access to all of the UNEs that, when combined by the requesting carrier, are sufficient to enable the requesting carrier to provide a finished service, and it upheld most of the standards applied by the FCC in determining which network elements an ILEC must make available.

In October 1997, the Eighth Circuit, granting a petition for rehearing filed by GTE and others, further ruled that the Telecommunications Act "does not permit a new entrant to purchase the ILEC's assembled platform(s) of combined network elements (or any lesser existing combination of two or more elements) in order to offer competitive telecommunications services." The FCC has announced plans to seek Supreme Court review of the Eighth Circuit's rulings; it has until January 12, 1998 to file a petition for certiorari.

In May 1997, the FCC issued orders on universal service and access charge reform. GTE has filed petitions for review of these FCC orders with the U.S. Court of Appeals for the Tenth Circuit. GTE anticipates that those petitions will be decided in 1998.

In its order on access charge reform, the FCC revised the price cap plan for regulating ILECs by requiring price cap local-exchange carriers (LECs) to increase their productivity factor to 6.5%. The order also eliminated the sharing requirements of the price cap rules. In June 1997, in accordance with the order, the Company submitted its 1997 annual price cap filing. The 1997 interstate access filing resulted in an annual price reduction of $2.7, effective July 1, 1997. Prior to this order, the Company had submitted a rate change filing in May 1997, as the Company's access rates were priced significantly below the FCC's maximum allowable price. This rate change filing resulted in an annual price increase of $14.8, effective June 3, 1997.
Overall, the net effect of these access filings resulted in an annual price increase of $12.1.

On June 4, 1996, the FCC issued the first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers
(IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per- call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address those issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation. The FCC also tentatively

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

concluded that this per-call rate should also be used to calculate phase one compensation obligations. It is likely, however, that the entire phase one compensation directive will be revisited in a subsequent order.

In accordance with the Telecommunications Act, the Company is continuing to negotiate with requesting carriers over the terms of interconnection, UNEs and resale rates. In some cases, the parties have been unable to agree within the statutory period for negotiation and have gone to arbitration before various
state regulatory commissions.   Since December 1996, state commission decisions
determining the prices and terms of unresolved issues have been released in Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. Subsequent decisions are expected to be issued throughout 1997 and 1998.

The Company has exercised its right under the Telecommunications Act to challenge state regulatory commission arbitration orders that govern agreements between the Company and its competitors. The Company has filed lawsuits in federal district courts in Illinois, Kentucky, South Carolina and Virginia. A number of these complaints have been dismissed without prejudice on the grounds that they were filed before the arbitrated agreements had received final approval from state commissions. In such cases, the Company is refiling complaints after final approval has occurred.

Additionally, the Company has made appropriate filings with the states and Federal District Courts requesting that the Eighth Circuit's favorable rulings be taken into consideration in connection with any future arbitration ruling or complaint actions.

Interim rates for interconnection and UNEs have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. The Company has filed cost studies in South Carolina and Alabama and will begin filing cost studies in the other states in which it operates during the remainder of 1997 and throughout 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Alabama, Kentucky, North Carolina and South Carolina and additional proceedings are scheduled to occur during the remainder of 1997 and into 1998. USF decisions are expected to occur during the fourth quarter of 1997 and throughout 1998.

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

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

Kentucky

On September 26, 1996, the Kentucky Public Service Commission (KPSC) issued an order pertaining to local competition and universal service concerns in Kentucky. The KPSC established a competitively neutral, portable intrastate USF, funded by all telecommunications providers in Kentucky, to cover the incumbent LEC's non-traffic sensitive (NTS) costs and the cost of a new statewide Lifeline service offering. As a result, the Company would reduce access and toll rates and recover its NTS costs from the USF. The timing and details of implementation of the USF were to be determined in industry workshops held during 1997. However, on April 11, 1997, the KPSC issued an order amending the USF order, stating that a formal proceeding will be held in lieu of workshops, with hearings beginning during the fourth quarter of 1997. On June 17, 1997, the KPSC issued a further order which indicates that its 1996 decision to transfer the LEC's NTS costs to the USF will be reconsidered in the 1997 formal proceeding which is scheduled to begin during November 1997.

On December 23, 1996, the KPSC issued its decision in the Company's arbitration with MCI to determine interconnection, resale, and unbundling terms and conditions. The interim wholesale discount rate was set at 18.81%. The Company filed a lawsuit in the U.S. District Court challenging portions of the KPSC's arbitration determinations. On April 25, 1997, the lawsuit was dismissed without prejudice to refiling. Pursuant to the KPSC's orders, the Company has filed a composite agreement with MCI. The KPSC is expected to issue a final decision on the composite agreement in the near future.

Effective October 1, 1997, the Company reduced its intrastate revenues by $10.8 annually, in response to the KPSC's concerns with the Company's intrastate earnings levels. The Company reduced its access charges to interexchange carriers and its intrastate toll rates, and eliminated its monthly charge for touch calling service to business customers.

North Carolina

The North Carolina Utilities Commission (NCUC) issued its decision in the Company's arbitration with AT&T and MCI on February 4, 1997, and with Sprint on April 7, 1997, to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 19.97%. On July 17, 1997, August 1, 1997, and August 15, 1997, the
Company filed composite agreements with Sprint, MCI, and AT&T, respectively, pursuant to the NCUC's directive.

The NCUC has scheduled hearings to begin December 12, 1997 to determine the appropriate forward-looking economic cost studies to be submitted to the FCC for use in the determination of universal service funding levels. The recommended studies must be submitted to the FCC by February 6, 1998.

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

Per the legislative amendment dated May 29, 1996 that allows local competition and alternative regulation, the SCPSC established an Interim Local-Exchange Carrier Fund (ILF). As of April 1, 1997, the Company reduced its

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS - (CONTINUED)

intrastate switched access rate to that of BellSouth's rate in South Carolina, and began receiving payment from the ILF in an amount equal to the revenue reduction. The ILF is funded by those companies that realize a benefit from the rate reduction.

The SCPSC held hearings in August 1997, to determine guidelines for an intrastate USF. An order adopting the guidelines was issued on September 3, 1997. Hearings to finalize other issues, including the size of the fund, are scheduled to begin November 24, 1997.

Virginia

On February 23, 1995, legislation was enacted in Virginia which allowed local-exchange competition, effective January 1, 1996. On June 9, 1995, the Company filed a rate case application with the Virginia State Corporation Commission (VSCC) seeking to restructure and rebalance its prices in Virginia in anticipation of this local competition and the VSCC's impending approval of intraLATA toll competition. Evidentiary hearings regarding this application were held in June 1996. On March 14, 1997, the Hearing Examiner, appointed by the VSCC to review the Company's application for revisions to its local-exchange, access and intraLATA long distance rates, issued his report to the VSCC. The report recommends that the Company's gross annual operating revenues be reduced by $26.9 and that only minimal rebalancing of the Company's local-exchange, access and intraLATA long distance rates be permitted. The Company had already provided for the impact of this decision in its financial statements. The Company filed detailed exceptions to the report and requested oral argument before the full commission. On August 7, 1997, the VSCC issued its order in this case. The VSCC adopted the majority of the Hearing Examiner's recommendations, but also made two minor modifications which changed the revenue reduction amount from $26.9 to $27.4. New rates reflecting this decrease in annual operating revenues became effective October 7, 1997. The Company has decided to appeal this order to the Virginia Supreme Court, and will file its petition for appeal in December 1997. A Court decision is expected in mid-1998.

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

Other Developments

The Company has reviewed and estimated its current and planned expenditures to become Year 2000 compliant. These costs are currently estimated to be $21.7 over the next three years.

On October 15, 1997, the Company's parent, GTE, announced its proposal to acquire MCI in a transaction valued at approximately $28 billion in cash or 40 dollars per share. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom. GTE is continuing to monitor the situation and may reevaluate its position depending on a number of factors, including the relative stock performance of both WorldCom and MCI, the financial and operating results of MCI and the ongoing status of the regulatory process, as well as other pertinent information.

In May 1997, GTE announced initiatives to become a leading national provider of telecommunications service, including the acquisition of BBN Corporation (BBN), a leading provider of end-to-end Internet solutions. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and, the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. As of September 30, 1997, GTE had completed the acquisition of BBN.

GTE South Incorporated
CONDENSED BALANCE SHEETS

                                                                            September 30,         December 31,
                                                                                1997                  1996
                                                                            ------------          ------------
                                                                                (Thousands of Dollars)
ASSETS
Current assets:

  Cash and cash equivalents                                                 $      2,891          $     16,491
  Accounts receivable, less allowances of $16,021 and $17,884                    277,925               213,227
  Note receivable from affiliate                                                      50                28,836
  Inventories and supplies                                                        29,320                16,054
  Other                                                                           24,931                15,768
                                                                            ------------          ------------
 Total current assets                                                            335,117               290,376
                                                                            ------------          ------------
Property, plant and equipment, at cost                                         4,260,898             4,136,862
  Accumulated depreciation                                                   (2,686,218)           (2,548,824)
                                                                            ------------          ------------
   Total property, plant and equipment, net                                    1,574,680             1,588,038
Employee benefit plans and other assets                                          153,036               126,894
                                                                            ------------          ------------
   Total assets                                                             $  2,062,833          $  2,005,308
                                                                            ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                      $     85,667          $     98,500
  Notes payable to affiliate                                                      41,447                    --
  Accounts payable                                                                99,228                96,326

  Taxes payable                                                                   33,059                 8,416
  Accrued interest                                                                 8,705                15,463
  Accrued payroll costs                                                           32,276                35,448
  Dividends payable                                                               68,119                45,968
  Deferred income tax liabilities                                                 34,779                21,156
  Other                                                                          111,476               105,215
                                                                            ------------          ------------
   Total current liabilities                                                     514,756               426,492
                                                                            ------------          ------------

  Long-term debt                                                                 613,918               635,944
  Deferred income taxes                                                           62,565                88,635
  Other liabilities, primarily employee benefit plans                            189,396               172,551
                                                                            ------------          ------------
   Total liabilities                                                           1,380,635             1,323,622
                                                                            ------------          ------------

Preferred stock, subject to mandatory redemption                                   2,549                 2,739
                                                                            ------------          ------------
Shareholders' equity:
  Preferred stock                                                                    412                   412
  Common stock (21,000,000 shares issued)                                        525,000               525,000
  Additional paid-in capital                                                      58,338                58,320

  Retained earnings                                                               95,899                95,215
                                                                            ------------          ------------
   Total shareholders' equity                                                    679,649               678,947
                                                                            ------------          ------------
   Total liabilities and shareholders' equity                               $  2,062,833          $  2,005,308
                                                                            ============          ============


See Notes to Condensed Financial Statements.

GTE South Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                             ---------------------------------
                                                                                 1997                  1996
                                                                             -----------           -----------
                                                                                   (Thousands of Dollars)
OPERATIONS
  Net income                                                                 $   214,430           $   189,152

  Adjustments to reconcile net income
  to net cash from operations:
   Depreciation and amortization                                                 219,630               208,182
   Deferred income taxes                                                         (10,193)               (1,996)
   Provision for uncollectible accounts                                           15,184                15,784
   Change in current assets and current liabilities                              (76,863)              (26,373)
   Other - net                                                                    (8,637)              (14,689)
                                                                             -----------           -----------
   Net cash from operations                                                      353,551               370,060
                                                                             -----------           -----------

INVESTING
  Capital expenditures                                                          (208,558)             (196,183)
  Other - net                                                                        (48)                   --
                                                                             -----------           -----------
   Cash used in investing                                                       (208,606)             (196,183)
                                                                             -----------           -----------
FINANCING
  Long-term debt issued                                                               --               369,126
  Long-term debt and preferred stock retired, including premiums paid
  on early retirement                                                            (35,611)                 (404)
  Dividends                                                                     (191,595)              (81,707)
  Change in affiliate note                                                        68,661               (89,142)
  Decrease in short-term obligations, excluding current maturities                    --              (386,700)
  Other - net                                                                         --                14,846
                                                                             -----------           -----------
   Net cash used in financing                                                   (158,545)             (173,981)
                                                                             -----------           -----------
Decrease in cash and cash equivalents                                            (13,600)                 (104)


Cash and cash equivalents:
  Beginning of period                                                             16,491                31,271
                                                                             -----------           -----------
  End of period                                                              $     2,891           $    31,167
                                                                             ===========           ===========





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

(2) In January 1997, the SEC issued amendments to its rules which clarify and expand disclosure requirements for derivative financial instruments. As of September 30, 1997, there has been no significant change in the market risk, or accounting policy associated with derivative financial instruments as stated in the Company's 1996 Annual Report on Form 10-K.

(3) Reclassifications of prior year data have been made, where appropriate, to conform to the 1997 presentation.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits required by Item 601 of Regulation S-K.

                    (12) Statement re: Calculation of the Ratio of Earnings to Fixed Charges

                    (27)     Financial Data Schedule

               (b) The Company filed no reports on Form 8-K during the third quarter of 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GTE South Incorporated
                                    --------------------------------
                                              (Registrant)


Date:    November 13, 1997              William M. Edwards, III
     -----------------------        --------------------------------
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