Form 10-K405
period 1997-12-31
GTE SOUTH INC
filed 1998-03-26
CIK 40878

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the fiscal year ended                            December 31, 1997
                                                              or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


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


                                      NONE

Securities registered pursuant to Section 12(g) of the Act:


                                      NONE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                         YES   X    NO
                                                            ------    -------

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. X
          ----
THE COMPANY HAD 21,000,000 SHARES OF $25 PAR VALUE COMMON STOCK OUTSTANDING AT FEBRUARY 28, 1998. THE COMPANY'S COMMON STOCK IS 100% OWNED BY GTE CORPORATION.

TABLE OF CONTENTS



Item

Part I                                                                                        Page

        1.    Business                                                                           1

        2.    Properties                                                                         4

        3.    Legal Proceedings                                                                  4

        4.    Submission of Matters to a Vote of Security Holders                                4

Part II

        5. Market for the Registrant's Common Equity and Related
              Shareholder Matters                                                                5

        6.    Selected Financial Data                                                            6

        7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                7

        8.    Financial Statements and Supplementary Data                                       15

        9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                               37

Part III

       10.    Directors and Executive Officers of the Registrant                                38

       11.    Executive Compensation                                                            40

       12.    Security Ownership of Certain Beneficial Owners and Management                    48

       13.    Certain Relationships and Related Transactions                                    49

Part IV

       14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                   50

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

The number of access lines in the states in which the Company operates as of December 31, 1997, was as follows:


                                                                               Access
                              State                                         Lines Served
                        ------------------                                 ----------------
                        Alabama                                                    167,767
                        Illinois                                                    44,514
                        Kentucky                                                   608,412
                        North Carolina                                             558,151
                        South Carolina                                             226,535
                        Virginia                                                   687,309
                                                                           ----------------
                           Total
                                                                                 2,292,688
                                                                           ================


At December 31, 1997, the Company had 4,906 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and International Brotherhood of Electrical Workers (IBEW). The contract with the IBEW in Kentucky will expire during 1998.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia for its intrastate business operations and by the Federal Communications Commission
(FCC) for its interstate operations.

Advances in technology, together with a number of regulatory, legislative and judicial actions, continue to accelerate and expand the level of competition and opportunities available to the Company. The Company continues to face additional competition from numerous sources, such as competitive local-exchange carriers, wireless carriers, cable television service providers and long distance companies.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications

Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company supports greater competition in telecommunications, provided that consumers benefit from an opportunity for all service providers to participate in a competitive marketplace under comparable conditions. The Company believes that a number of recent FCC and state regulatory agency decisions did not establish comparable conditions; consequently, the Company and its parent, GTE, have exercised their right to challenge actions they believe act to increase competition at the expense of the shareholders of incumbent firms.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by GTE and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required local-exchange carriers (LECs) to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted that the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in many instances and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. In January 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Illinois, Kentucky and Virginia.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The access charge reform order, also released in May 1997, revamped the rate structure for use of the local network by interexchange carriers to originate and complete long distance calls. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC not only failed to remove all of the universal service subsidies hidden within interstate access charges, but in fact created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities in Alabama, North Carolina and Virginia have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The regulatory commissions in the states of Illinois,

Kentucky and South Carolina continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $12.1 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access charge reductions of approximately $2.8 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and for single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges paid by long distance carriers were offset by new per line charges and the charges paid by end-users.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 10 of the Company's financial statements included in Item 8.

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


INITIATIVES

In 1997, the Company's parent, GTE, continued to position itself to respond aggressively to competitive developments and benefit from new opportunities.

In May 1997, GTE announced plans to become a leading national provider of data communications services that included the acquisition of BBN Corporation (BBN), a leading supplier of end-to-end Internet solutions. BBN brings valuable skills, a leading position in the Internet market and an impressive list of Fortune 500 clients. In addition, GTE announced a strategic alliance with Cisco Systems, Inc. to jointly develop enhanced data and Internet services for customers; and the purchase of a national, state-of-the-art fiber-optic network from Qwest Communications. This expansion of data services continued in November 1997 with the announcement of the acquisition of Genuity Inc. (Genuity), a subsidiary of Bechtel Enterprises. Genuity is a premier value-added provider of distributed application hosting solutions.

ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.


Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1993 to December 31, 1997, the Company made capital expenditures of $1.4 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 33% of gross plant of $4.3 billion at December 31, 1997.

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

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o        Account information
o        Dividends
o        Market prices
o        Transfer instructions
o        Statements and reports
o        Change of address

Shareholders may call toll-free at 1-800-225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 1-718-575-2990.

Or write to:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         P.O. Box 8031
         Boston, MA 02206-8031

For overnight delivery services, use the following address:
         BankBoston, N.A.
         c/o Boston EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates is Securities Transfers and Reporting Services, 55 Broadway in New York City.

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1997 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call
1-800-225-5160.

INFORMATION VIA THE INTERNET
Internet World Wide Web users can access information on GTE through the following universal resource:
         http://www.gte.com

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 1-800-828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6.  Selected Financial Data

GTE South Incorporated


                                                                 Years Ended December 31,
                                                ------------------------------------------------------------
Selected Income Statement Items (a)             1997          1996         1995         1994      1993(b)(c)
-----------------------------------             ------------------------------------------------------------
                                                                  (Thousands of Dollars)

Revenues and sales                          $   1,493,952 $  1,417,699 $  1,319,110 $  1,250,404 $   1,438,063
Operating costs and expenses                      975,180      965,343      956,958      982,056     1,225,452
                                            ------------------------------------------------------------------

Operating income                                  518,772      452,356      362,152      268,348       212,611
Interest - net                                     54,296       46,307       57,656       57,653        90,276
Gain on disposition of assets                          --           --           --           --      (63,112)
Other - net                                           284     (15,123)     (20,000)        4,200            --
Income taxes                                      176,478      160,478      121,897       77,308        85,712
                                            ------------------------------------------------------------------

Income before extraordinary charges               287,714      260,694      202,599      129,187        99,735
Extraordinary charges (d)                              --           --    (509,880)           --            --
                                            ------------------------------------------------------------------

Net income (loss)                           $     287,714 $    260,694 $  (307,281) $    129,187 $      99,735
                                            ===================================================================

Dividends declared on common stock          $     298,747 $    186,952 $    117,892 $    168,660 $     341,998
Dividends declared on preferred stock                 147          153          157          171           177

---------------------------------------------------------------------------------------------------------------



                                                                    As of December 31,
                                            -------------------------------------------------------------------
Selected Balance Sheet Items                    1997          1996         1995         1994       1993 (b)
----------------------------                -------------------------------------------------------------------
                                                                  (Thousands of Dollars)

Property, plant and equipment, net (d)      $   1,621,708 $  1,588,038 $  1,566,183 $  2,402,927 $   2,379,039
Total assets                                    2,094,603    2,005,308    1,902,748    2,762,128     3,174,642
Long-term debt and preferred stock,
 subject to mandatory redemption                  612,546      638,683      726,060      597,213       566,705
Shareholders' equity                              667,785      678,947      605,358    1,030,678     1,070,320

---------------------------------------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Millions)

BUSINESS OPERATIONS

GTE South Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. At December 31, 1997, the Company served 2,292,688 access lines in its service territories.


RESULTS OF OPERATIONS


                                                                     Years Ended December 31,
                                                         ---------------------------------------------------
                                                              1997             1996              1995
                                                         ---------------  ---------------    ---------------

     Net income (loss)                                   $        287.7   $        260.7     $       (307.3)


Net income increased 10% or $27 in 1997. The 1997 increase is primarily the result of an increase in local and network access revenues, partially offset by lower toll service revenues and higher operating costs and expenses.

The net loss for 1995 includes an extraordinary charge (net of tax) of $497.5 for the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995 and an extraordinary charge (net of tax) of $12.4 related to the early retirement of debt. Excluding these extraordinary charges, net income increased 29% or $58.1 in 1996. The 1996 increase is primarily the result of an increase in local and network access revenues, partially offset by lower toll service revenues and higher operating costs and expenses.

REVENUES AND SALES


                                                                     Years Ended December 31,
                                                         -------------------------------------------------
                                                              1997             1996              1995
                                                         --------------   --------------    --------------

         Local services                                  $        566.9   $        532.5    $        493.0
         Network access services                                  609.1            562.2             494.9
         Toll services                                            113.5            131.7             149.8
         Other services and sales                                 204.5            191.3             181.4
                                                         ---------------  ---------------   ---------------

             Total revenues and sales                    $      1,494.0   $      1,417.7    $      1,319.1


Total revenues and sales increased 5% or $76.3 and 7% or $98.6 during 1997 and 1996, respectively.

Local service revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Local service revenues increased 6% or $34.4 in 1997 and 8% or $39.5 in 1996. Access line growth of 6% in 1997 generated additional revenues of $15.8 from basic local services and $6.7 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). The increase also reflects growth in revenues of $10.1 from enhanced custom calling features, such as SmartCall(R) services and $4.2 from directory assistance and operator services. The 1997 increase is partially offset by the $11.2 unfavorable impact of the sharing provisions from the rate rebalancing in Virginia (as discussed in Note 10 of the Company's financial statements included in Item 8). Access line growth of 5% in 1996 generated additional revenues of $14.7 from basic local services, $4.7 from CentraNet(R) services and $5 from ISDN.
Demand for custom calling features contributed $8.8 to the 1996 increase.

Network access service revenues are based on fees charged to interexchange carriers that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers (LECs) also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls hauled or terminated by the Company. Network access service revenues increased 8% or $46.9 in 1997 and 14% or $67.3 in 1996. The 1997 increase includes the effects of an 11% increase in minutes of use, which generated additional revenues of $31.6. Special access revenues grew $19.2 for 1997 due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high-capacity users. The increase in network access revenues is also attributable to an increase in the universal service fund (USF) support of $7. These increases are partially offset by the impact of intrastate access price reductions of $4.2 in Virginia, $3.7 in South Carolina, $2.2 in Alabama and $1.3 in Kentucky. The 1996 increase includes the effects of a 12% increase in minutes of use, which generated additional revenues of $33.5, a $14.8 growth in intraLATA access revenues due largely to a change in compensation arrangements in North Carolina with other LECs, and an $11.3 increase in special access revenues. Additionally, the 1996 increase reflects $6.8 of favorable access revenue adjustments, higher end-user access charge revenues of $3.4, and an increase in the volume of cellular service providers accessing the Company's network which generated an additional $3.3 in revenues. Partially offsetting these 1996 increases is the $5.5 unfavorable impact from the 1995 and 1996 FCC Annual Price Cap Filings which reduced rates.

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. Toll service revenues decreased 14% or $18.2 in 1997 and 12% or $18.1 in 1996. The decline in revenues for 1997 and 1996 is attributable to lower toll volumes, primarily related to intraLATA toll competition, including 10XXX and 1+ presubscription, and the impact from optional discount calling plans, which effectively lowered intrastate toll rates. Equal access (1+ presubscription) was completed for all states in which the Company operates effective August 1997. The decrease in revenues for 1997 and 1996 was also attributable to the impact of unfavorable settlement activities of $4.6 and $9.3, respectively.

Other services and sales revenues increased 7% or $13.2 in 1997 and 5% or $9.9 in 1996. The 1997 increase reflects the favorable impact of the FCC's order on payphone interim compensation of $4 (as discussed in Note 10 of the Company's financial statements included in Item 8) and growth in revenues from paging and voice messaging services of $2.5. The 1996 increase reflects an increase of $5.9 in directory advertising revenue due to the timing of directory publications, an increase of $2.2 in voice and data equipment sales and growth of $1.7 in sales of voice messaging services.


OPERATING COSTS AND EXPENSES


                                                                     Years Ended December 31,
                                                         --------------------------------------------------
                                                              1997             1996              1995
                                                         ---------------  ---------------   ---------------

    Cost of services and sales                           $        501.9   $        492.0    $        479.1
    Selling, general and administrative                           199.4            194.8             203.5
    Depreciation and amortization                                 273.9            278.5             274.4
                                                         ---------------  ---------------   ---------------
             Total operating costs and expenses          $        975.2   $        965.3    $        957.0

Total operating costs and expenses increased 1% or $9.9 during 1997 and 1% or $8.3 during 1996.

The 1997 increase in operating costs and expenses is due to a number of factors including higher advertising and promotional costs of $16.3 aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment, higher access charges of $7.8 incurred to terminate customers' intraLATA toll calls outside of the Company's service territories, higher rent expense of $7.8, higher labor and benefits costs of $13, which were incurred to support access line growth and customer demand for products and services, and $2.9 in costs associated with implementation of local number portability. These increases were partially offset by a $6.5 net decrease resulting from the impact of the Company's pension settlement gains. Pension settlement gains of $16.5, recorded in 1997, which resulted from lump-sum payments from the Company's pension plans, were partially offset by settlement gains of $10 recorded in 1996. The increase in operating costs and expenses is also offset, in part, by administrative productivity gains of $21.9 achieved during 1997. A reduction in depreciation rates to reflect higher net salvage values of certain telephone plant and equipment, was partially offset by higher depreciation charges associated with additions to plant, which resulted in a $4.6 net decrease in depreciation charges. The change in operating costs and expenses also reflect the $2.3 favorable impact of inside wire maintenance settlement costs that were recorded during 1996.

The 1996 increase in operating costs and expenses is a result of higher material costs of $10.3 which are directly associated with increased revenues and sales. In addition, the increase reflects higher operating taxes of $5.9, higher depreciation costs of $4.1, primarily resulting from increased plant investments, and a reserve of $2.3 for inside wire maintenance settlement costs recorded in the third quarter of 1996 (as discussed in Other Matters). Pension settlement gains of $10, recorded in 1996, were partially offset by settlement gains of $2.8 recorded in 1995, which resulted in a $7.2 net decrease. In addition, the 1996 increase is partially offset by the effect of cost-reduction programs from process re-engineering activities reflected by $5.6 of lower rent expense and $2.3 of lower data processing costs.


OTHER (INCOME) EXPENSE


                                                                     Years Ended December 31,
                                                         --------------------------------------------------
                                                              1997             1996              1995
                                                         ---------------  ---------------   ---------------
         Interest - net                                  $         54.3   $         46.3    $         57.7
         Other - net                                                0.3            (15.1)            (20.0)
         Income taxes                                             176.5            160.5             121.9

Interest - net increased 17% or $8 in 1997 and decreased 20% or $11.4 in 1996. The 1997 increase is primarily attributable to higher average short-term debt levels. The 1996 decrease is primarily attributable to lower interest expense reflecting lower interest rates associated with the high-coupon debt refinancing program initiated during the fourth quarter of 1995.

Other - net expense of $0.3 in 1997 is related to premiums paid on the early retirement of long-term debt. Other - net income of $15.1 in 1996 and $20 in 1995 represents the reversal of expired representation and warranty reserves related to certain 1993 property dispositions.

Income taxes increased 10% or $16 in 1997 and 32% or $38.6 in 1996. The 1997 and 1996 increases are primarily related to corresponding increases in pre-tax income. The 1997 increase is partially offset by adjustments in prior years' tax liabilities.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion 364-day syndicated line of credit. In December 1997, the Company began participating with GTE and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the 364-day line of credit. The additional capacity provides greater flexibility to incur additional indebtedness of a shorter-term duration during periods when it may not be desirable to access the capital markets to refinance short-term debt. The Company has an existing shelf registration statement for an additional $225 of debentures.

The Company's primary source of funds during 1997 was cash from operations of $509.3 compared to $458 for 1996. The year-to-year increase in cash from operations is primarily the result of a decrease in working capital requirements.

The Company's capital expenditures during 1997 were $310.4 compared to $297.7 in 1996. The 1997 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company's anticipated construction costs for 1998 are expected to increase slightly from the 1997 level, reflecting the continued growth of existing networks.

Net cash used in financing activities was $202.4 in 1997 compared to $175.6 in 1996. This included dividend payments of $259.7 compared to $141.2 in 1996. Short-term financings, including the net change in affiliate notes, increased $178.5 compared to a decrease of $414 in 1996. In 1997, the Company paid a total of $121.1 for the retirement of long-term debt and preferred stock. This amount includes $0.3 paid in premiums on the early retirement of $22.3 of long-term debt in May 1997. The Company retired $4.5 of long-term debt and preferred stock in 1996. The Company issued $125 of 6.0% debentures in February 1996 and $250 of 7.5% debentures in March 1996 to refinance $248.2 of debt which was called and redeemed in the fourth quarter of 1995. In 1996, the Company realized a gain of approximately $15 on the settlement of forward contracts related to the 1996 debt issuances. The gain is being amortized over the life of the refinanced debt as an offset to interest expense.

On October 15, 1997, the Company's parent, GTE, proposed a merger with MCI Communications Corporation (MCI) valued at approximately $28 billion. As a result of the proposed merger, the rating agencies placed GTE, the Company and its affiliates on "Credit Watch" for possible rating reductions. On November 10, 1997, MCI announced that it had reached an agreement to merge with WorldCom, Inc.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia for its intrastate business operations and by the Federal Communications Commission
(FCC) for its interstate operations.

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

The Company is a strong supporter of competition in all telecommunications markets. The Company's position remains constant: the benefits of competition should not be divided between customers or industry segments. There must be fair, reasonable rules at the state and federal levels that enable all service providers to participate equitably in the marketplace and benefit everyone. The Company believes the FCC and a number of state regulatory agencies did not establish these comparable conditions. The Company and its parent, GTE, have consequently exercised their right to challenge regulatory actions they believe unfairly disadvantage their customers and shareholders.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required LECs to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas, and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

The favorable ruling by the Eighth Circuit did not impede the progress of competition. The Company has finalized interconnection agreements with various competitive LECs in Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. A number of these interconnection agreements, adopted as a result of the arbitration process established by the Telecommunications Act, incorporate prices or terms and conditions based upon the FCC's rules that were overturned by the Eighth Circuit. Thus, the Company has exercised its right to challenge such agreements in Illinois, Kentucky and Virginia. Complaints in Kentucky and Virginia have been dismissed without prejudice on the grounds that they were filed before the arbitrated agreements had received final approval from state commissions. In such cases, the Company is refiling complaints after final approval has occurred.

Interim rates for interconnection and unbundled network elements (UNEs) have been established through negotiation and arbitration decisions. These interim rates will be used until permanent rates are established through state commission proceedings investigating cost studies. Cost studies have been filed in Alabama, Illinois and South Carolina, and additional studies in other states are expected to be filed throughout 1998.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

Additional state commission proceedings have begun to establish rules and procedures to implement state universal service funds (USF). USF proceedings have begun in Alabama, Kentucky, North Carolina and South Carolina and additional proceedings are scheduled to occur during the remainder of 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

Federal and state regulatory activity continued to change the traditional cost-based, rate-of-return regulatory framework for intrastate and interstate telephone service. Regulatory authorities in Alabama, North Carolina and Virginia have adopted various forms of alternative regulation, which provide economic incentives for telephone service providers to improve productivity and provide the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The regulatory commissions in the states of Illinois, Kentucky and South Carolina continue to remain under the traditional cost-based, rate-of-return regulatory framework for intrastate telephone service.

For the provision of interstate access services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum prices that the LEC may charge are increased or decreased each year by a price cap index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $12.1. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access charge reductions of approximately $2.8. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $11.7 paid by long distance carriers were offset by $10.2 of new per line charges and the charges paid by end-users.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $4 of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

Further information regarding the Company's activities with the various regulatory agencies and revenue arrangements with other telephone companies is discussed in Note 10 of the Company's financial statements included in Item 8.


YEAR 2000 CONVERSION

The Year 2000 issue has an industry-wide impact. The Company has had an active Year 2000 Program in place. The Company's Year 2000 methodology and processes were certified in 1997 by the Information Technology Association of America. This program is necessary because the Year 2000 issue could impact systems, networks and business processes at the Company. This program includes: inventory; assessment and analysis of systems, networks and business processes; remediation of any impacted software; and validation testing. The current estimate for the cost of remediation for the Company is approximately $18.5. Year 2000 remediation costs are expensed in the year incurred. Through 1997, expenditures totaled $2.6. The Company currently has employees and contractors mobilized to address the Year 2000 issue. Continued success is dependent on the timely delivery of Year 2000 compliant products and services from the Company's suppliers. The Company currently believes that its essential processes, systems and business functions will be ready for the millennium transition.


LOCAL NUMBER PORTABILITY REQUIREMENTS

The Telecommunications Act mandated competition in the local telephone marketplace. Local Number Portability (LNP) is one vehicle chosen by the FCC to facilitate local competition. Local Service Provider Portability is the first phase of LNP, which will allow residential and business customers to change local service providers without changing their telephone numbers. The FCC has mandated that Local Service Provider Portability be implemented in the top 100 Metropolitan Service Areas (MSAs) by the end of 1998. The second and third phases of LNP will allow customers to retain their telephone numbers when they move from one location to another or change services (e.g. landline to cellular).

Through December 31, 1997, the Company had recorded approximately $7.6 to implement Local Service Provider Portability within eleven of the top 100 MSAs.

As a result of the major investment required to implement LNP, the FCC has stated that local service providers should be allowed to recover a portion of their costs. The Company is seeking regulatory recovery of LNP implementation costs.


OTHER MATTERS

Eleven separate class action lawsuits were brought against GTE and twelve of its subsidiaries (GTE Defendants), including the Company, relating to the provision of inside wire maintenance services. On August 6, 1996, the GTE Defendants and class counsel executed and filed a settlement agreement in one of the lawsuits. The Court preliminarily approved the agreement and conditionally certified a national class of plaintiffs for settlement purposes. A fairness hearing on the settlement was held on December 18, 1996. On January 21, 1997, the Court approved the settlement as written and issued a permanent injunction to prohibit future lawsuits covering any claims from 1987 to the date of settlement. Pursuant to the settlement, a proof of claim form was inserted into the March 1997 customer bills for the national class to request their benefits under the settlement. The reserves established in 1996 were adequate for the processing of all claims during 1997.

INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.

Item 8.  Financial Statements and Supplementary Data

GTE South Incorporated
STATEMENTS OF INCOME


Years Ended December 31                                               1997              1996              1995
-----------------------                                          ----------------  ---------------   ---------------
                                                                               (Thousands of Dollars)
REVENUES AND SALES (a)
  Local services                                                 $       566,935   $      532,516    $      492,975
  Network access services                                                609,096          562,158           494,892
  Toll services                                                          113,436          131,694           149,779
  Other services and sales                                               204,485          191,331           181,464
                                                                 ----------------  ---------------   ---------------
    Total revenues and sales                                           1,493,952        1,417,699         1,319,110
                                                                 ----------------  ---------------   ---------------

OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                                             501,857          492,003           479,060
  Selling, general and administrative                                    199,399          194,795           203,532
  Depreciation and amortization                                          273,924          278,545           274,366
                                                                 ----------------  ---------------   ---------------
    Total operating costs and expenses                                   975,180          965,343           956,958
                                                                 ----------------  ---------------   ---------------
OPERATING INCOME                                                         518,772          452,356           362,152

OTHER (INCOME) EXPENSE

  Interest - net (c)                                                      54,296           46,307            57,656
  Other - net                                                                284          (15,123)          (20,000)
                                                                 ----------------  ---------------   ---------------

INCOME BEFORE INCOME TAXES                                               464,192          421,172           324,496
  Income taxes                                                           176,478          160,478           121,897
                                                                 ----------------  ---------------   ---------------

INCOME BEFORE EXTRAORDINARY CHARGES                                      287,714          260,694           202,599
  Extraordinary charges                                                       --               --          (509,880)
                                                                 ----------------  ---------------   ---------------

NET INCOME (LOSS)                                                $       287,714   $      260,694    $     (307,281)
                                                                 ================  ===============   ===============


(a) Includes billings to affiliates of $43,124, $42,696 and $37,247 for the years 1997-1995, respectively.
(b) Includes billings from affiliates of $70,677, $77,857 and $85,069 for the years 1997-1995, respectively.
(c) Includes interest paid to affiliates of $2,860 in 1997.












See Notes to Financial Statements.

GTE South Incorporated
BALANCE SHEETS


December 31                                                                             1997              1996
-----------                                                                        ---------------   ---------------
                                                                                        (Thousands of Dollars)
                                                                                   ---------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                        $       13,104    $       16,491
  Receivables, less allowances of $18,638 and $17,884                                     261,495           213,227
  Note receivable from affiliate                                                               50            28,836
  Inventories and supplies                                                                 24,366            16,054
  Other                                                                                    11,205            15,768
                                                                                   ---------------   ---------------
    Total current assets                                                                  310,220           290,376
                                                                                   ---------------   ---------------

Property, plant and equipment, net                                                      1,621,708         1,588,038
Employee benefit plans                                                                    149,034           115,939
Other assets                                                                               13,641            10,955
                                                                                   ---------------   ---------------
Total assets                                                                       $    2,094,603    $    2,005,308
                                                                                   ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities                             $      155,413    $       98,500
  Accounts payable                                                                         46,431            58,745
  Affiliate payables and accruals                                                          71,793            37,581
  Advanced billings and customer deposits                                                  34,362            31,823
  Taxes payable                                                                            31,219             8,416
  Accrued interest                                                                         14,536            15,463
  Accrued payroll costs                                                                    27,824            35,448
  Dividends payable                                                                        85,126            45,968
  Deferred income tax liabilities                                                          43,419            21,156
  Other                                                                                    27,240            55,592
                                                                                   ---------------   ---------------
    Total current liabilities                                                             537,363           408,692
                                                                                   ---------------   ---------------

  Long-term debt                                                                          609,868           635,944
  Deferred income taxes                                                                    52,369            88,635
  Employee benefit plans                                                                  172,728           164,967
  Other liabilities                                                                        51,812            25,384
                                                                                   ---------------   ---------------
    Total liabilities                                                                   1,424,140         1,323,622
                                                                                   ---------------   ---------------

Preferred stock, subject to mandatory redemption                                            2,678             2,739
                                                                                   ---------------   ---------------

Shareholders' equity:
  Preferred stock                                                                             412               412
  Common stock (21,000,000 shares issued)                                                 525,000           525,000
  Additional paid-in capital                                                               58,338            58,320
  Retained earnings                                                                        84,035            95,215
                                                                                   ---------------   ---------------
    Total shareholders' equity                                                            667,785           678,947
                                                                                   ---------------   ---------------
Total liabilities and shareholders' equity                                         $    2,094,603    $    2,005,308
                                                                                   ===============   ===============

See Notes to Financial Statements.

GTE South Incorporated
STATEMENTS OF CASH FLOWS


Years Ended December 31                                               1997              1996              1995
-----------------------                                          ----------------  ---------------   ---------------
                                                                               (Thousands of Dollars)

OPERATIONS
  Income before extraordinary charges                            $       287,714   $     260,694    $       202,599
  Adjustments to reconcile income before extraordinary
    charges to net cash from operations:
    Depreciation and amortization                                        273,924         278,545            274,366
    Deferred income taxes                                                (14,003)         44,430             31,719
    Provision for uncollectible accounts                                  23,653          21,361             22,229
    Change in current assets and current liabilities:
      Receivables - net                                                  (60,237)        (63,901)            27,373
      Other current assets                                                (7,847)          2,074             (7,720)
      Accrued taxes and interest                                          25,974         (24,143)           (16,954)
      Other current liabilities                                            2,056         (35,506)           (60,521)
    Other - net                                                          (21,903)        (25,568)           (36,056)
                                                                 ----------------  ---------------   ---------------
    Net cash from operations                                             509,331         457,986            437,035
                                                                 ----------------  ---------------   ---------------

INVESTING
  Capital expenditures                                                  (310,388)       (297,683)          (248,469)
  Other - net                                                                 53             521                --
                                                                 ----------------  ---------------   ---------------
    Net cash used in investing                                          (310,335)       (297,162)          (248,469)
                                                                 ----------------  ---------------   ---------------

FINANCING
  Long-term debt issued                                                       --         369,126                --
  Long-term debt and preferred stock retired,
        including premiums paid on early retirement                     (121,115)         (4,457)          (310,652)
  Dividends                                                             (259,736)       (141,155)          (118,321)
  Increase (decrease) in short-term obligations,
      excluding current maturities                                       178,468        (413,964)           277,900
  Other - net                                                                 --          14,846            (12,771)
                                                                 ----------------  ---------------   ---------------
    Net cash used in financing                                          (202,383)       (175,604)          (163,844)
                                                                 ----------------  ---------------   ---------------
Increase (decrease) in cash and cash equivalents                          (3,387)        (14,780)            24,722

Cash and cash equivalents:
  Beginning of year                                                       16,491          31,271              6,549
                                                                 ----------------  ---------------   ---------------
  End of year                                                    $        13,104   $      16,491    $        31,271
                                                                 ================  ===============   ===============

Cash paid during the year for:
  Interest                                                       $        55,349    $     44,667     $       62,625
                                                                 ----------------  ---------------   ---------------
  Income taxes                                                   $       167,720   $     137,293     $       95,850
                                                                 ----------------  ---------------   ---------------


See Notes to Financial Statements.

GTE South Incorporated
STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                           Additional
                                               Preferred       Common        Paid-In      Retained
                                                 Stock         Stock         Capital      Earnings         Total
                                              ------------- ------------- ------------- -------------  ---------------
                                                                     (Thousands of Dollars)

Shareholders' equity, December 31, 1994       $        412  $    525,000  $      58,310 $     446,956  $  1,030,678

Net loss                                                                                    (307,281)     (307,281)
Dividends declared                                                                          (118,049)     (118,049)
Redemption of preferred stock below
  stated par                                                                         10            --            10
                                              ------------  ------------  ------------- -------------  ------------
Shareholders' equity, December 31, 1995                412       525,000         58,320        21,626       605,358

Net income                                                                                    260,694       260,694
Dividends declared                                                                          (187,105)     (187,105)
                                              ------------- ------------- ------------- -------------  ------------
Shareholders' equity, December 31, 1996                412       525,000         58,320        95,215       678,947

Net income                                                                                    287,714       287,714
Dividends declared                                                                          (298,894)     (298,894)
Redemption of preferred stock below
   stated par                                                                        18            --            18
                                              ------------- ------------- ------------- -------------  ------------
Shareholders' equity, December 31, 1997       $        412  $    525,000  $      58,338 $      84,035  $    667,785
                                              ============= ============= ============= =============  ============





















See Notes to Financial Statements.

GTE South Incorporated
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE South Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1997, the Company served 2,292,688 access lines in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1997 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $96.3 million, $91 million and $56.8 million for the years 1997-1995, respectively. Such purchases and services are recorded in the accounts of the Company, at cost, which includes a return realized by GTE Supply.

The Company is billed for certain printing and other costs associated with telephone directories, data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. These charges amounted to $70.7 million, $77.9 million and $85.1 million for the years 1997-1995, respectively. The amounts charged for these affiliated transactions are based on a proportional cost allocation method.

The Company's financial statements include allocated expenses based on the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers among GTE's domestic telephone operating subsidiaries. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $2.9 million in 1997.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. Revenues from these activities amounted to $43.1 million, $42.7 million and $37.2 million for the years 1997-1995, respectively.

DEPRECIATION AND AMORTIZATION

The Company provides for depreciation on a straight-line basis over the estimated economic lives of its assets. Prior to 1996, the Company provided for depreciation on a straight-line basis over asset lives approved by regulators (see Note 2). Maintenance and repairs of property are charged to income as incurred. Additions to, replacements and renewals of property are charged to telephone plant accounts. Property retirements are charged in total to the accumulated depreciation account. No adjustment to depreciation is made at the time properties are retired or otherwise disposed of, except in the case of significant sales or extraordinary retirements of property where profit or loss is recognized.

Franchises, goodwill and other intangibles are amortized on a straight-line basis over the periods to be benefited, or 40 years, whichever is less.

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

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Material curtailment/settlement gains and losses associated with employee separations are recognized in the period in which they occur.

INCOME TAXES

The Company's results are included in GTE's consolidated federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes and are subsequently adjusted to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and displaying comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.

2.  EXTRAORDINARY CHARGES

In response to legislation (see Note 10) and the increasingly competitive environment, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS 71) in the fourth quarter of 1995.

As a result of the decision to discontinue FAS 71, the Company recorded a non-cash, after-tax extraordinary charge of $497.5 million (net of tax benefits of $323.3 million) in the fourth quarter of 1995. The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition to the one-time charge, beginning in 1996, the Company shortened the depreciable lives of its telephone plant and equipment as follows:


                                                                          Average Depreciable Lives
                                                                    ---------------------------------------
           Asset Category                                                Before                After
           ------------------                                       -----------------     -----------------
           Copper                                                        20-30                   15
           Switching                                                     17-19                   10
           Circuit                                                       11-13                    8
           Fiber                                                         25-30                   20

In addition, during 1995, the Company redeemed prior to stated maturity, approximately $248.2 million of long-term debt. These redemptions resulted in an after-tax extraordinary charge of $12.4 million (net of tax benefits of $8.1 million).


3.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, consists of 4,119 authorized and outstanding shares of the 5.20%, $100 par value Series, at December 31, 1997 and 1996. Cumulative preferred stock, subject to mandatory redemption, exclusive of amounts held in treasury, is as follows:


                                                 Shares
                                            ---------------
Authorized
             $25 par value                           97,200
             $50 par value                          161,114
                                            ---------------
    Total                                           258,314
                                            ===============


                                                                       December 31
                                             ---------------------------------------------------------------
                                                         1997                               1996
                                             ------------------------------      ---------------------------

                                               Shares            Amount            Shares           Amount
                                             ------------     -------------      -----------     -------------
Outstanding                                              (Thousands of Dollars)             (Thousands of Dollars)

  4.64%      $25 par value                         68,200     $      1,705            68,200     $      1,705
  5.00%      $50 par value                          8,480              424             9,690              485
  5.16%      $50 par value                         10,986              549            10,986              549
                                             ------------     -------------      -----------     -------------
    Total                                          87,666     $      2,678            88,876     $      2,739
                                            ==============    =============     =============    =============

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

During 1997 and 1996, respectively, 1,210 and 335 shares of the 5.00% Series were offered to the Company for repurchase. During these same periods, no shares of the 5.16% Series were offered for repurchase. During 1995, the Company purchased 1,010 and 790 shares of the 5.00% and 5.16% Series, respectively, and fulfilled the remainder of the requirement through treasury stock. During 1996, the Company fulfilled the requirement for the 4.64% Series through treasury stock. The Company purchased 3,600 shares of the 4.64% Series in 1995. In addition, 3,600 shares of the 4.64% Series were purchased for treasury stock during 1995.

The aggregate retirement of preferred stock subject to a purchase fund is $190,000 in each of the years 1998-2002.

The Company held as treasury shares 3,600 shares of 4.64% Series preferred stock at December 31, 1995. No shares of preferred stock were reserved for officers or employees, or for options, warrants, conversions or other rights.

The preferred shareholders are entitled to voting rights (on an equal basis with the common shareholder) in the event that dividends in arrears are equal to or exceed the amount of annual dividends. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1997.


4.  COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1997, $20.2 million of retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Articles of Incorporation.

5.  DEBT

Long-term debt as of December 31, was as follows:


                                                                    1997                 1996
                                                              ------------------   ------------------
                                                                      (Thousands of Dollars)

First mortgage bonds:
    6 1/4 % Series,        due 1997                           $              --     $          6,500
    5.875 % Series K,      maturing through 1997                             --                  730
    6 3/8 % Series N,      due 1997                                          --                9,352
    5.875 % Series EE,     maturing through 1997                             --                1,900
    8.0   % Series T,      due 2001                                          --               20,750
    7 5/8 % Series U,      due 2002                                      20,995               20,995
    7 3/4 % Series,        due 2003                                      10,886               10,886
    8.0   % Series V,      maturing through 2003                             --                1,705
    10.54 % Series VV,     maturing through 2008                         19,412               21,177
    8.88  % Series WW,     maturing through 2009                         28,235               30,588

Debentures:
    6 1/4 %,               due 1997                                          --               75,000
    7.250 % Series B,      due 2002                                     150,000              150,000
    6.0   % Series C,      due 2008                                     125,000              125,000
    7.5   % Series D,      due 2026                                     250,000              250,000

Unsecured notes payable:
    8.25  %                maturing through 1997                             --                  680

Other:
  Capitalized leases                                                         46                  100
                                                              ------------------   ------------------
  Total principal amount                                                604,574              725,363
Premium and discount - net                                                9,453                9,081
                                                              ------------------   ------------------
  Total                                                                 614,027              734,444

Less: current maturities                                                 (4,159)             (98,500)
                                                              ------------------   ------------------
  Total long-term debt                                        $         609,868    $         635,944
                                                              ==================   ==================

In May 1997, the Company retired $22.5 million of long-term debt prior to stated maturity. The Company incurred $0.3 million in premiums associated with this retirement.

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

Estimated payments of long-term debt during the next five years are: $4.2 million in 1998; $4.1 million each year during 1999-2001 and $175.1 million in 2002.

Total short-term obligations as of December 31, were as follows:


                                                                                   1997                 1996
                                                                            -------------------  -------------------
                                                                                    (Thousands of Dollars)

Current maturities of long-term debt                                        $            4,159   $           98,500
Notes payable to affiliates - average rate 6.2%                                        151,254                   --
                                                                            -------------------  -------------------

   Total                                                                    $          155,413   $           98,500
                                                                            ===================  ===================

The Company participates with other affiliates in a $1.5 billion 364-day syndicated line of credit. In December 1997, the Company began participating with its parent, GTE, and other of its affiliates in a series of five bilateral credit agreements for an additional $2 billion in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the 364-day line of credit.


6.  FINANCIAL INSTRUMENTS

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

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1997 and 1996, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, was lower than the carrying value by approximately $7 million and $16 million, respectively.

7.  INCOME TAXES

The income tax provision (benefit) is as follows:


                                                                      1997              1996              1995
                                                                 ----------------  ---------------   ---------------
                                                                               (Thousands of Dollars)
Current:
  Federal                                                        $       155,679   $      102,289    $       75,796
  State                                                                   34,802           13,759            14,382
                                                                 ----------------  ---------------   ---------------
                                                                         190,481          116,048            90,178
                                                                 ----------------  ---------------   ---------------
Deferred:
  Federal                                                                 (6,585)          36,499            30,498
  State                                                                   (4,064)          12,116             6,121
                                                                 ----------------  ---------------   ---------------
                                                                         (10,649)          48,615            36,619
                                                                 ----------------  ---------------   ---------------

Amortization of deferred investment tax credits - net                     (3,354)          (4,185)           (4,900)
                                                                 ----------------  ---------------   ---------------

    Total                                                        $       176,478   $      160,478    $      121,897
                                                                 ================  ===============   ===============


A reconciliation between taxes computed by applying the statutory federal income tax rate to pre-tax income and income taxes provided in the statements of income is as follows:


                                                                      1997              1996              1995
                                                                 ----------------  ---------------   ---------------
                                                                               (Thousands of Dollars)

Amounts computed at statutory rates                              $       162,416   $      147,357    $       113,519
  State and local income taxes, net of federal income tax                 19,980           16,819             13,327
    benefits
  Amortization of deferred investment tax credits, net of federal
    income tax benefits                                                   (2,180)          (2,720)            (4,900)
  Depreciation of telephone plant construction costs
    previously deducted for tax purposes - net                                --               --              3,212
  Rate differentials applied to reversing temporary differences               --               --             (4,242)
  Other differences - net                                                 (3,738)            (978)               981
                                                                 ----------------  ---------------   ---------------
Total provision                                                  $       176,478   $      160,478    $       121,897
                                                                 ================  ===============   ===============


The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:


                                                                                        1997              1996
                                                                                   ---------------   ---------------
                                                                                        (Thousands of Dollars)

Depreciation and amortization                                                      $       86,403    $       93,681
Employee benefit obligations                                                              (85,665)          (46,531)
Prepaid pension cost                                                                       47,015            34,064
Investment tax credits                                                                      4,321             6,501
State and local taxes                                                                      10,308            10,287
Other - net                                                                                33,406            11,789
                                                                                   ---------------   ---------------
    Total                                                                          $       95,788    $      109,791
                                                                                   ===============   ===============

8.  EMPLOYEE BENEFIT PLANS

RETIREMENT PLANS

The Company sponsors noncontributory defined benefit pension plans covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. The Company's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities and corporate debt securities.

The components of the net pension credit for 1997-1995 were as follows:



                                                                      1997              1996              1995
                                                                 ----------------  ---------------   ---------------
                                                                               (Thousands of Dollars)
Benefits earned during the year                                  $        12,265   $       12,075    $       10,170
Interest cost on projected benefit obligations                            36,422           34,644            32,702
Return on plan assets:
  Actual                                                                (154,942)        (119,633)         (136,846)
  Deferred                                                                90,586           56,427            81,932
Other - net                                                               (6,889)          (8,732)          (11,162)
                                                                 ----------------  ---------------   ---------------
  Net pension credit                                             $       (22,558)   $     (25,219)    $     (23,204)
                                                                 ================  ===============   ===============

The expected long-term rate-of-return on plan assets was 9.0% for 1997 and 1996, and 8.5% for 1995.

The funded status of the plans and the net prepaid pension cost at December 31, were as follows:


                                                                                        1997              1996
                                                                                   ---------------   ---------------
                                                                                        (Thousands of Dollars)

Vested benefit obligations                                                         $      372,855    $      367,895
                                                                                   ===============   ===============
Accumulated benefit obligations                                                    $      421,944    $      403,395
                                                                                   ===============   ===============
Plan assets at fair value                                                          $      948,413    $      850,424
Less: projected benefit obligations                                                       513,697           488,658
                                                                                   ---------------   ---------------
Excess of assets over projected obligations                                               434,716           361,766
Unrecognized net transition asset                                                         (20,996)          (26,985)
Unrecognized net gain                                                                    (264,686)         (218,842)
                                                                                   ---------------   ---------------
  Net prepaid pension cost                                                         $      149,034    $      115,939
                                                                                   ===============   ===============

Assumptions used to develop the projected benefit obligations at December 31, were as follows:


                                                                                        1997              1996
                                                                                   ---------------   ---------------

Discount rate                                                                               7.25%             7.50%
Rate of compensation increase                                                               5.00%             5.25%

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement health care and life insurance benefit plans. The determination of benefit cost for post-retirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company funds amounts for postretirement benefits as deemed appropriate from time to time. Plan assets consist primarily of corporate equities, government securities and corporate debt securities.

The postretirement benefit cost for 1997-1995 included the following components:


                                                                      1997              1996              1995
                                                                 ----------------  ---------------   ---------------
                                                                               (Thousands of Dollars)

Benefits earned during the year                                  $         3,306   $        3,686    $        3,632
Interest on accumulated postretirement benefit obligations                19,458           22,294            22,822
Actual return on plan assets                                              (2,836)            (709)           (1,873)
Amortization of transition obligation                                      8,289            9,437             9,879
Other - net                                                                  862             (523)            1,081
                                                                 ----------------  ---------------   ---------------
  Postretirement benefit cost                                    $        29,079   $       34,185    $       35,541
                                                                 ================  ===============   ===============

The following table sets forth the plans' funded status and the accrued postretirement benefit obligations as of December 31:


                                                                                        1997              1996
                                                                                   ---------------   ---------------
                                                                                        (Thousands of Dollars)

Accumulated postretirement benefit obligations attributable to:
  Retirees                                                                         $      196,665    $      217,763
  Fully eligible active plan participants                                                  23,777            21,962
  Other active plan participants                                                           79,252            77,635
                                                                                   ---------------   ---------------
Total accumulated postretirement benefit obligations                                      299,694           317,360
Less: fair value of plan assets                                                            36,268            28,501
                                                                                   ---------------   ---------------
Excess of accumulated obligations over plan assets                                        263,426           288,859
Unrecognized transition obligation                                                       (124,334)         (147,202)
Unrecognized net loss                                                                      29,780            19,664
                                                                                   ---------------   ---------------

  Accrued postretirement benefit obligations                                       $      168,872    $      161,321
                                                                                   ===============   ===============

The assumed discount rates used to measure the accumulated postretirement benefit obligations were 7.25% and 7.5% at December 31, 1997 and December 31, 1996, respectively. The assumed health care cost trend rate was 8.25% in 1997 and 8.75% in 1996 and is assumed to decrease gradually to an ultimate rate of 6.0% in the year 2004. A one percentage point increase in the assumed health care cost trend rates for each future year would have increased 1997 costs by approximately $2.5 million and the accumulated postretirement benefit obligations as of December 31, 1997 by approximately $30.7 million.

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $4.3 million in 1997 and 1996, and $3.8 million in 1995.

9.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:


                                                                                    1997                1996
                                                                              ------------------ -------------------
                                                                                     (Thousands of Dollars)

Land                                                                          $          19,284  $           18,149
Buildings                                                                               223,183             207,843
Plant and equipment                                                                   3,772,045           3,587,851
Other                                                                                   271,184             323,019
                                                                              ------------------ -------------------
  Total                                                                               4,285,696           4,136,862
  Accumulated depreciation                                                           (2,663,988)         (2,548,824)
                                                                              ------------------ -------------------
  Total property, plant and equipment - net                                   $       1,621,708  $        1,588,038
                                                                              ================== ===================

Depreciation expense in 1997-1995 was equivalent to a composite average percentage of 6.5%, 6.9%, and 7.1%, respectively. During 1997, depreciation was partially offset by a reduction in depreciation rates to reflect higher net salvage values related to certain telephone plant and equipment.


10.  REGULATORY AND COMPETITIVE MATTERS

The Company's intrastate business is regulated by the state regulatory commissions in Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. The Company is subject to regulation by the Federal Communications Commission (FCC) for its interstate business operations.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area. The Company provides toll services within designated geographic areas called Local Access and Transport Areas (LATAs) in conformity with state commission orders. The Company also provides long distance access services directly to interexchange carriers and other customers who provide service between LATAs. Provisioning of intrastate long distance services within the Company is accomplished by either (i) arrangements whereby the Company acts or is a provider of long distance services directly to the customers (Virginia) or
(ii) participation in an intraLATA compensation plan, called an Originating Responsibility Plan (ORP) (Alabama, Illinois, Kentucky, North Carolina and South Carolina). Under the ORP plan, the toll rates billed to end-users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company hauling and terminating the call based on that company's approved access charge tariff. Likewise the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff. The Company receives transitional support payments from any revenue loss created by these changes in compensation arrangements under the terms of various industry agreements. In late 1996, the Company canceled its intraLATA toll agreement with BellSouth Corporation (BellSouth) in Alabama, wherein BellSouth served as the primary toll carrier within LATAs, and began to provide intraLATA toll services directly to its own customers through its own toll tariff. Alabama converted to an ORP during the fourth quarter of 1996.

Alabama

On September 20, 1995, the Alabama Public Service Commission (APSC) adopted a mandatory price regulation plan for South Central Bell (SCB) and an optional price regulation plan for the other local-exchange carriers (LECs), including the Company. The Company, via a letter dated December 19, 1995, indicated its intention to participate in the optional plan. This plan includes no earnings limitations. Basic local-exchange rates are capped at their present level for five years, and thereafter are adjusted in accordance with a formula utilizing an inflation factor (measured by GDP-PI) less 1.0%. Intrastate access prices must be reduced by the plan participants. The Company reduced its intrastate access charges by $1.5 million on July 1, 1996, and must reduce access charges by an estimated additional $3 million over the 1996-1998 time period. This order also authorizes the introduction of local-exchange competition in Alabama. The APSC can now allow new competitors in SCB's service territory. The Company and other LECs were granted a three-year grace period from competition in their service territories. However, the APSC has determined that passage of the Telecommunications Act of 1996 (the Telecommunications Act) has removed the protection from competition for the Company. Participants of the optional price regulation plan were required to reduce intrastate access prices effective July 1, 1997. As such, the Company reduced its annual intrastate access revenues by $1.5 million.

On February 12, 1997, the APSC issued its decision in the Company's arbitration with AT&T Corp. (AT&T) to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate for retail services was set at 23%. The Company filed for reconsideration of this order. On May 14, 1997, the APSC issued its final decision, in which no material changes were made to its original order. On June 4, 1997, the Company and AT&T filed a composite agreement pursuant to the APSC's directive. Both parties have filed letters with the APSC objecting to certain language contained in the composite agreement. The APSC is expected to issue a final order on the composite agreement in the near future. In December 1997, the APSC changed the discount rate to 21.1%.

Illinois

On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's total element long run incremental cost (TELRIC) studies to establish rates for interconnection, unbundled network elements (UNEs) and transportation and termination of traffic. The proceeding will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude in mid 1998. The filing for UNEs took place during the first quarter of 1998. Hearings are tentatively scheduled to begin during the second quarter of 1998.

On December 3, 1996, the ICC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale, and unbundling terms and conditions. Interim discount rates for the Company's resold services were set equal to Ameritech's average rate of 20.07%. Where the Company does not have services similar to Ameritech's, a default discount of 17.5% is to be used. The Company's cost studies are to be used in the interim until permanent discounts are established in a separate generic cost proceeding. The Company has filed a lawsuit in the U.S. District Court challenging portions of the ICC's arbitration determinations. AT&T withdrew its arbitration agreement with the Company for the ICC's consideration causing the time period for an ICC decision to expire. Negotiations will have to run their course before another request for arbitration can be submitted to the ICC. The Company remains in negotiations with AT&T.

Kentucky

On September 26, 1996, the Kentucky Public Service Commission (KPSC) issued an order pertaining to local competition and universal service concerns in Kentucky. With regard to the local competition issues of interconnection and unbundling, the KPSC declined to issue specific rules, instead deferring to the process of negotiations and arbitration contemplated by the Telecommunications Act. Regarding the resale of local services, the KPSC adopted some resale restrictions and adopted the FCC's proposed proxy rates for wholesale pricing purposes on an interim basis until Kentucky-specific resale discount rates can be determined. The Company filed a Petition for Rehearing with the KPSC on October 17, 1996 regarding the use of the FCC's proxy rates, which was denied on October 31, 1996. The KPSC established a competitively neutral, portable intrastate universal service fund (USF), funded by all telecommunications providers in Kentucky, to cover the incumbent LEC's non-traffic sensitive (NTS) costs and the cost of a new statewide Lifeline service offering. As a result, the Company would reduce access and toll rates and recover its NTS costs from the USF. The timing and details of implementation of the USF were to be determined in industry workshops held during 1997. However, on April 11, 1997, the KPSC issued an order amending the USF order, stating that a formal proceeding will be held in lieu of workshops, with hearings beginning during the fourth quarter of 1997. On June 17, 1997, the KPSC issued a further order which indicated that its 1996 decision to transfer the LEC's NTS costs to the USF would be reconsidered in the formal proceedings which began in November 1997. Updated cost data and accompanying testimony was filed in February 1998 and hearings are scheduled to begin during the first half of 1998.

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

Effective October 1, 1997, the Company reduced its intrastate revenues by $10.8 million annually, in response to the KPSC's concerns with the Company's intrastate earnings levels. The Company reduced its access charges to interexchange carriers and its intrastate toll rates, and eliminated its monthly charge for touch calling service to business customers.

On December 29, 1994, the KPSC issued an order requiring the implementation of intraLATA 1+ pre-subscription. This order required all exchanges within Kentucky to be converted to intraLATA 1+ within a three-year period extending from July 1995 to June 1998.

North Carolina

On April 6, 1995, local competition and regulatory reform legislation was enacted in North Carolina. The North Carolina Utilities Commission (NCUC) can authorize local-exchange competition since a price regulation plan has been approved for the Company. Effective June 24, 1996, the Company began operating under an intrastate price regulation plan in North Carolina. The plan eliminates earnings regulation and regulation of depreciation rates, provides a price index mechanism to increase service rates, allows contract service arrangements (CSA) without NCUC approval and shortens the tariff approval period. The NCUC will review the operation of the plan within five years of its effective date. Also, the Company may file for a new plan or modifications to the existing plan when circumstances warrant.

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

In February 1997, the Company completed conversion of all capable offices in North Carolina to 1+ pre-subscription.

The NCUC issued its decision in the Company's arbitration with AT&T and MCI on February 4, 1997, and with Sprint on April 7, 1997, to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 19.97%. On July 17, 1997, August 1, 1997, and August 15, 1997, the Company filed composite agreements with Sprint, MCI, and AT&T, respectively, pursuant to the NCUC's directive. The NCUC is expected to issue a final decision on the composite agreements in the near future.

The NCUC held hearings during the first quarter of 1998 to determine the appropriate forward-looking economic cost studies to be submitted to the FCC for use in the determination of universal service funding levels and to resolve other USF issues. The NCUC has also scheduled hearings during the first half of 1998 to establish permanent prices for UNEs.

South Carolina

On May 29, 1996, the South Carolina legislature amended its laws to allow local competition and alternative regulation. The amendment establishes certain requirements regarding interconnection, number portability, unbundling and resale, consistent with the Telecommunications Act. As required by the amendment, the South Carolina Public Service Commission (SCPSC) issued guidelines concerning the provision of universal service during the third quarter of 1997.

The amendment allows any LEC to elect an alternative regulatory framework (ARF) if the SCPSC has approved a local interconnection agreement between the LEC and another carrier. Under the ARF, residential and single-line business rates would be capped for two years, after which, the rates may be adjusted annually per an inflation-based index. The Company has not filed for alternative regulation under this amendment.

Per the amendment, the SCPSC has established an Interim LEC Fund (ILF). As of April 1, 1997, the Company reduced its intrastate switched access rate to that of BellSouth's rate in South Carolina, and began receiving payment from the ILF in an amount equal to the revenue reduction.

In March 1997, the Company completed conversion of all capable offices in South Carolina to 1+ pre-subscription.

On March 17, 1997, the SCPSC issued its decision in the Company's arbitration with AT&T to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate for retail services was set at 18.66%. On May 16, 1997, the Company filed a composite agreement with the SCPSC incorporating the provisions of the SCPSC's order. On May 28, 1997, the Company filed a letter with the SCPSC objecting to certain language contained in the composite agreement. The SCPSC is preparing a new agreement incorporating the provisions of its original order. Once the agreement has been approved, the Company will evaluate its options to challenge the implementation of the agreement.

The SCPSC held hearings in August 1997, to determine guidelines for an intrastate USF. An order adopting the guidelines was issued on September 3, 1997. Hearings to finalize other issues, including the size of the fund, are scheduled to begin during the first half of 1998.

Virginia

On February 23, 1995, legislation was enacted in Virginia which allowed local-exchange competition, effective January 1, 1996. On June 9, 1995, the Company filed a rate case application with the Virginia State Corporation Commission (VSCC) seeking to restructure and rebalance its prices in Virginia in anticipation of this local competition and the VSCC's impending approval of intraLATA toll competition. Evidentiary hearings regarding this application were held in June 1996. On March 14, 1997, the Hearing Examiner appointed by the VSCC to review the Company's application issued his report to the VSCC. The report recommended that the Company's annual revenues be reduced by $26.9 million and that only minimal rebalancing of the Company's local-exchange, access and intraLATA long distance rates be permitted. The Company filed detailed exceptions to the report and requested oral argument before the full commission. On August 7, 1997, the VSCC issued its order in this case.

The VSCC adopted the majority of the Hearing Examiner's recommendations, but also made two minor modifications which changed the revenue reduction amount from $26.9 million to $27.4 million. New rates reflecting this decrease in annual revenues became effective October 7, 1997. The Company filed an appeal to this order to the Supreme Court of Virginia. The VSCC filed a motion to dismiss the appeal on the grounds that the order had not been finalized. On January 13, 1998, the Court granted the VSCC's motion. A final order is not expected until late 1998.

The Company elected to operate under the GTE South Alternative Regulatory Plan (the GTE South Plan), effective January 1, 1989. The GTE South Plan provides economic incentives for the Company to improve productivity and provides the foundation for implementing pricing flexibility necessary to address competitive entry into the Company's markets. The GTE South Plan also has an earnings cap that requires refunds above a predetermined earnings level. Earnings, as reflected in the Annual Information Filings (AIF) required in the GTE South Plan, remain under review for the years 1992 through 1996 and a final decision may be dependent on the final rate case order discussed above. The Company has provided for the estimated impact of each AIF in its financial statements.

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


INTERSTATE SERVICES

Much of the regulatory and legislative activity that occurred in the United States in 1997 was a direct result of the Telecommunications Act of 1996 (the Telecommunications Act) adopted by Congress. The Telecommunications Act is intended to promote competition in all sectors of the telecommunications marketplace while preserving and advancing universal telephone service.

In July 1997, the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit) released its decision on the challenge filed in 1996 by the Company's parent, GTE, and numerous other parties to rules developed by the FCC to implement the interconnection provisions of the Telecommunications Act. The Telecommunications Act required LECs to make their retail services and the underlying network elements available to competitors. The FCC required that prices for both resold services and network elements be set using a methodology created by the FCC. The court challenge asserted the FCC's rules were inconsistent with the Telecommunications Act. The July 1997 court decision found that the FCC overstepped its authority in a number of areas and upheld GTE's position that state regulatory agencies bear the primary responsibility for determining the prices which competing firms must pay when interconnecting their networks. On January 26, 1998, the U.S. Supreme Court announced that it would review this decision. Oral argument in the Supreme Court is expected to take place in October 1998, with a final decision likely to be issued no later than June 1999.

In May 1997, the FCC released two new major decisions related to implementation of the Telecommunications Act's provisions - the universal service and access charge reform orders. The universal service order established the support mechanisms to ensure continued availability of affordable local telephone service and created new programs to provide discounted telecommunications services to schools, libraries and rural health care providers. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. A decision is expected in 1998.

The FCC access charge reform order, also released in May 1997, revamped the rate structure through which local and long distance companies charge customers for using the local phone network to make long distance calls. The FCC ordered decreases for long distance companies to be accomplished by increasing the access charges for business and residential customers with more than one phone line. GTE and numerous other parties also challenged this decision before the Eighth Circuit based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act, and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. Oral argument has been held and a decision is expected in 1998.

Also in May 1997, the FCC released a decision completing a periodic review of its price cap regulatory oversight of interstate access charges. GTE and numerous other LECs have challenged this decision before the Eighth Circuit based on the belief that the FCC established a fundamentally unfair annual price reduction formula, and required retroactive price reductions. Oral argument has been held and a decision on this challenge is also expected in 1998.

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. The price cap mechanism serves to limit the rates a carrier may charge, rather than just regulating the rate-of-return which may be achieved. Under this approach, the maximum price that the LEC may charge is increased or decreased each year by a price index based upon inflation less a predetermined productivity target. LECs have limited pricing flexibility provided they do not exceed the allowed price cap.

In the May 1997 order on its price cap triennial review, the FCC revised the price cap plan for LECs by adopting a uniform productivity factor of 6.0% with an additive consumer productivity dividend of 0.5%. The FCC also eliminated the sharing requirements of the price cap rules.

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $12.1 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access charge reductions of approximately $2.8 million. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business lines. In aggregate, the reductions in usage sensitive access charges of $11.7 million paid by long distance carriers were offset by $10.2 million of new per line charges and charges paid by end-users.

On June 4, 1996, the FCC issued its first Report and Order implementing Section 276 of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including "dial-around" access calls and toll-free subscriber calls for which PSPs were not previously compensated. This compensation was to occur in two separate phases. During phase one, from April 15, 1997 through October 6, 1997, PSPs were to be paid a monthly, flat-rate compensation from interexchange carriers (IXCs). During phase two, beginning October 7, 1997, PSPs were to be compensated on a per-call basis, with the prevailing local coin rate of 35 cents established as the default rate.

On July 19, 1997, the U.S. Court of Appeals in Washington, D.C. vacated the FCC's directive concerning per-call compensation, stating that the FCC had not shown that the 35 cent rate was a reasonable surrogate for fair compensation. The court also set aside the FCC's flat-rate compensation mandate. Subsequently, on October 9,

1997, the FCC issued a second Report and Order to address some of the issues vacated by the court. In this second order, the FCC established a new per-call rate of 28.4 cents for phase two compensation that all PSPs were eligible to receive beginning October 9, 1997. The FCC tentatively concluded that this per-call rate should also be used to calculate phase one compensation. The Company has recorded approximately $4 million of payphone revenues associated with the October 9, 1997 FCC order. It is likely that the phase one compensation directive will be revisited in a subsequent order.

SIGNIFICANT CUSTOMER

Revenues received from AT&T include amounts for access and billing and collection during the years 1997-1995 under various arrangements and amounted to $192.4 million, $188.3 million and $196.7 million, respectively.


11.  COMMITMENTS AND CONTINGENCIES

The Company has noncancelable leases covering certain buildings, office space and equipment. Rental expense was $18.9 million, $11.2 million and $16.8 million in 1997-1995, respectively. Minimum rental commitments for noncancelable leases through 2002 do not exceed $2.4 million annually and aggregate $3.9 million thereafter.

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the results of operations or the financial position of the Company.

Recent judicial and regulatory developments, as well as the pace of technological change, have continued to influence industry trends, including accelerating and expanding the level of competition. As a result, the Company's operations face increasing competition in virtually all aspects of its business. The Company supports greater competition in telecommunications, provided that, overall, the actions to eliminate existing legal and regulatory barriers allow an opportunity for all service providers to participate equally in a competitive marketplace under comparable conditions.


12.   OTHER - NET

The components of other - net for the years ended December 31, are as follows:


                                                                      1997              1996              1995
                                                                 ---------------   --------------    --------------
                                                                               (Thousands of Dollars)
Income from the reversal of expired representation
      and warranty reserves                                      $            --   $     (15,123)    $     (20,000)
Expense associated with the early retirement of debt                         284               --                --
                                                                 ---------------   --------------    --------------
      Total                                                      $           284   $     (15,123)    $     (20,000)
                                                                 ===============   ==============    ==============

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GTE South Incorporated:

We have audited the accompanying balance sheets of GTE South Incorporated (a Virginia corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 as set forth on pages 14 through 17 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE South Incorporated as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1995, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting schedule and exhibit listed under Item 14 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. The supporting schedule and exhibit have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Dallas, Texas                                                ARTHUR ANDERSEN LLP
January 26, 1998

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




JOHN C. APPEL
President




GERALD K. DINSMORE
Senior Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

a.       Identification of Directors

The names, ages and positions of the directors of the Company as of March 2, 1998 are listed below along with their business experience during the past five years.


          Name               Age      Director Since                        Business Experience
-------------------------- -------- -------------------- -----------------------------------------------------------
John C. Appel                49            1996          President,  GTE Network  Services,  1997;  Executive  Vice
                                                         President - Network Operations,  GTE Telephone Operations,
                                                         1996;  Executive Vice President - Network Operations,  all
                                                         GTE  domestic  telephone  subsidiaries  of which he is not
                                                         President,  1996;  Director,  all GTE  domestic  telephone subsidiaries,  1996; President, GTE South Incorporated and
                                                         GTE North  Incorporated,  1995;  Senior  Vice  President -
                                                         Regulatory  Operations,  GTE Telephone  Operations,  1994;
                                                         President,   GTE  Southwest   Incorporated,   1994;  State
                                                         President - Texas/New Mexico, 1993.

Mateland L. Keith, Jr.       55            1997          Senior Vice President - Regional  Operations,  GTE Network
                                                         Services,  1997; President,  GTE California  Incorporated,
                                                         1995;   Assistant  Vice   President  -  Engineering,   GTE
                                                         Telephone  Operations,  1995; Area Vice President - Sales,
                                                         GTE North Incorporated, 1993.

Lawrence R. Whitman          46            1997          Vice   President   -  Finance   and   Planning,   Business
                                                         Development  and  Integration,   1997;   Controller,   GTE
                                                         Corporation, 1995; Vice President - Finance, TP&S, 1993.

Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b.       Identification of Executive Officers

The Company's policies are established not only by the Company's executive officers, but also by the executive officers of GTE Network Services. Accordingly, the list below contains the names, ages and positions of the executive officers of both the Company and GTE Network Services as of March 2, 1998.


                                               Year Assumed
                                             Present Position
                                        ----------------------------
                                          Network          the
           Name                Age        Services        Company                        Position
---------------------------  ---------  -------------  -------------   ---------------------------------------------
John C. Appel (1)               49          1997           1995        President of the Company and GTE Network
                                                                       Services
Mary Beth Bardin                43           --            1995        Vice President - Public Affairs of the
                                                                       Company
James A. Diaz (2)               48           --            1997        Vice President - Virginia Region of the
                                                                       Company
Gerald K. Dinsmore              48           --            1993        Senior Vice President - Finance and
                                                                       Planning of the Company
William M. Edwards, III         49           --            1993        Vice President - Controller of the Company
Stephen A. Inkrott              55           --            1996        Vice President - South Region of the Company
Gregory D. Jacobson             46           --            1994        Treasurer of the Company
Mateland L. Keith, Jr. (3)      55          1997            --         Senior Vice President - Regional Operations
                                                                       of GTE Network Services
Brad M. Krall                   56          1993           1995        Vice President - Centralized Operations of
                                                                       GTE Network Services and the Company
Robert G. McCoy (4)             53          1997           1997        President - Retail Markets of GTE Network
                                                                       Services and Vice President - Retail
                                                                       Markets of the Company
William G. Mundy (5)            48          1997           1998        Vice President and General Counsel of GTE
                                                                       Network Services and the Company
Barry W. Paulson                46          1996           1996        Vice President - Network Operations
                                                                       Planning and Support of GTE Network
                                                                       Services and the Company
Richard L. Schaulin             55          1989           1995        Vice President - Human Resources of GTE
                                                                       Network Services and the Company
Charles J. Somes                51           --            1994        Secretary of the Company
Larry J. Sparrow (6)            54          1997            --         President - Wholesale Markets of GTE
                                                                       Network Services
                                             --            1995        Vice President - Carrier Markets of the
                                                                       Company
Edward J. Weise (7)             53           --            1997        Vice President - North Region of the Company

(1) John C. Appel was appointed President of GTE Network Services in June 1997 replacing Thomas W. White, who was appointed Senior Executive Vice President - Market Operations of GTE Service Corporation.
(2) James A. Diaz was appointed Vice President - Virginia Region of the Company in July 1997 replacing Edward J. Weise.
(3) Mateland L. Keith, Jr. was appointed Senior Vice President - Regional Operations of GTE Network Services in June 1997, replacing John C. Appel.
(4) Robert G. McCoy was appointed President - Retail Markets of GTE Network Services and elected Vice President - Retail Markets of the Company in October 1997 replacing C.F. Bercher, who was appointed and elected President of GTE Communications Corporation.
(5) William G. Mundy was appointed Vice President and General Counsel of GTE Network Services in October 1997 and elected Vice President - General Counsel of the Company in January 1998. Mr. Mundy replaced Richard M. Cahill, who was appointed Vice President and Associate General Counsel of GTE Service Corporation.
(6) Larry J. Sparrow was appointed President - Wholesale Markets of GTE Network Services in June 1997.
(7) Edward J. Weise was appointed Vice President - North Region of the Company in July 1997 replacing William A. Zielke.

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

SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation of the individual who served as Principal Executive Officer of the Company in 1997, each of the other four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who served as such and were compensated by the Company or GTE Network Services at the end of 1997 and the two additional individuals who served as executive officers of the Company or GTE Network Services in 1997 but did not serve as such or were not being compensated by the Company or GTE Network Services at the end of 1997 (collectively, the Named Executive Officers). The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the Named Executive Officers by the Company and GTE Network Services. The caption "Long-Term Compensation" sets forth all long-term compensation paid to the Named Executive Officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 1 to this table sets forth the actual 1997 annual compensation for each of the Named Executive Officers that was allocated to the Company.


                                                                                 Long-Term Compensation
                                                                     ------------------------------------------------
                                       Annual Compensation (2)               Awards                  Payouts
                                   --------------------------------- ----------------------- ------------------------
                                                                     Restricted  Securities
                                                      Other Annual     Stock     Underlying    LTIP      All Other
Name and Principal                  Salary    Bonus   Compensation     Awards     Options/    Payouts  Compensation
Position in Group (1)        Year  ($) (3)   ($) (4)       ($)        ($) (5)     SARs (#)      ($)       ($) (6)
---------------------------- ----- --------- -------- -------------- ----------  ----------- --------- ---------------

John C. Appel                1997   348,365  399,386       --            59,881      76,000    548,700        11,320
 President                   1996   295,977  380,700       --            51,229     124,400    439,200        10,572
                             1995   239,600  258,100       --                --      63,500    162,800        10,194

Larry J. Sparrow             1997   315,565  256,400       --            39,481      40,700    375,300        11,320
 President -                 1996   294,812  260,800       --            41,561      81,400    404,100        10,613
 Wholesale Markets           1995   261,866  255,600       --                --      36,400    211,300        10,613
  GTE Network Services

Mateland L. Keith, Jr.       1997   250,413  157,100       --            16,025      32,700    163,400        10,376
 Senior Vice President -     1996   217,762  117,300       --             5,118      15,200     87,600         9,799
 Regional Operations         1995   204,308  104,000       --                --      12,500         --         9,111
  GTE Network Services

Barry W. Paulson             1997   197,538  141,900       --            14,706      19,900     93,400         7,200
 Vice President -            1996   191,945  112,800       --             9,231      19,900     34,900         6,750
 Network Operations          1995   156,027   73,100       --                --       6,500         --         6,750
 Planning and Support
  GTE Network Services

Brad M. Krall                1997   205,608  107,200       --            15,956      15,200    148,100         9,252
 Vice President -            1996   200,205  113,900       --                --      15,200    159,600         8,840
 Centralized Operations      1995   184,336  106,000       --                --      12,500     75,600         7,945
  GTE Network Services

Thomas W. White (7)          1997   470,776  520,646       --            84,756      91,700    822,400        11,320
 Senior Executive            1996   463,115  533,700       --            81,511     183,400    770,000        10,613
 Vice President -            1995   418,884  443,800       --                --      98,800    331,800        10,613
 Market Operations
  GTE Service Corporation

Gerald K. Dinsmore (8)       1997   302,532  314,807       --            45,906      62,200    411,800        11,320
 Senior Vice President -     1996   288,619  263,700       --            41,751      81,400    404,100        10,613
 Finance and Planning        1995   265,125  255,600       --                --      36,400    211,300        10,613

(1) All persons named in the table are officers of the Company except as otherwise noted.

(2) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Appel, Sparrow, Keith, Paulson, Krall, White and Dinsmore, for whom total annual amounts are shown above, is $79,800, $58,581, $16,277, $34,765, $32,038, $105,290 and $65,513, respectively.

(3) The data in the table includes fees of $7,280, $15,692 and $16,607 received by Mr. White for serving as director of BC TEL during 1997, 1996 and 1995. BC TEL, a Canadian company, is an indirectly-owned subsidiary of GTE Corporation. Mr. White also received BC TEL deferred stock units valued at $10,695, which amount is included in this column.

(4) The data in this column represents the annual bonus received in 1997 by each of the Named Executive Officers under the GTE Corporation 1997 Executive Incentive Plan (the EIP) and a similar predecessor plan (the Executive Incentive Plan). In connection with GTE's Equity Participation Program (the EPP), a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE Common Stock (Restricted Stock Units). The number of Restricted Stock Units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE Common Stock on the New York Stock Exchange (NYSE) composite tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned (the Average Closing Price). Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date.

(5) The data in this column represents the dollar value of the matching Restricted Stock Units based upon the Average Closing Price. Matching Restricted Stock Units are received on the basis of one additional Restricted Stock Unit for every four Restricted Stock Units deferred through annual bonus deferrals described in footnote 4 above. The matching Restricted Stock Units were designed as an inducement to encourage full participation in the EPP and to compensate the executives for their agreement not to realize the economic value associated with the Restricted Stock Units representing deferred annual bonus for a minimum of three years. Additional Restricted Stock Units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE Common Stock on the composite tape of NYSE issues on the dividend declaration date. Messrs. Appel, Sparrow, Keith, Paulson, Krall, White and Dinsmore hold a total of 11,024, 8,106, 2,025, 2,346, 1,467,
     16,568 and 8,716 Restricted Stock Units, respectively, which had a dollar value of $576,025, $423,517, $105,801, $122,591, $76,641, $865,678 and
     $455,397, respectively, based solely upon the closing price of GTE Common Stock on December 31, 1997.

(6) The column "All Other Compensation" includes, for 1997, Company contributions to the GTE Savings Plan of $7,200 for each of Messrs. Appel, Sparrow, Paulson, Krall, White and Dinsmore and $6,731 for Mr. Keith. This column also includes Company contributions to the GTE Executive Salary Deferral Plan of $4,120 for each of Messrs. Appel, Sparrow, White and Dinsmore, $3,645 for Mr. Keith and $2,052 for Mr. Krall.

(7) Mr. White was elected Senior Executive Vice President - Market Operations of GTE Service Corporation in June 1997. He served as President of GTE Telephone Operations from July 1995 until June 1997, and before that as an Executive Vice President of GTE Telephone Operations from 1991.

(8) Mr. Dinsmore was appointed President, Business Development and Integration (a separate business unit of GTE) in June 1997. Mr. Dinsmore has served as Senior Vice President - Finance and Planning of the Company since 1993. Although Mr. Dinsmore has retained his title with the Company, since June 1997 he has been compensated solely through his new position.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows all grants of options to the Named Executive Officers of the Company in 1997, whether or not specifically allocated to the Company. The options were granted under the GTE Corporation 1997 Long-Term Incentive Plan (the 1997 LTIP) and the GTE Corporation 1991 Long-Term Incentive Plan (the 1991 LTIP). Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.


                                                                                     Potential Realizable Value at
                                                                                      Assumed Annual Rate of Stock
                                                                                         Price Appreciation for
                                           Individual Grants                                  Option Term
                       -----------------------------------------------------------    --------------------------------

                           Number of         Percent of
                            Securities      Total Options     Exercise
                           Underlying        Granted to       or Base
                            Options         Employees in      Price     Expiration
         Name              Granted (1)       Fiscal Year       ($/SH)       Date         0%        5%          10%
---------------------- ------------------ ---------------- ------------- -----------  ------- ----------- ------------

John C. Appel                    62,200              .29%     48.6250      2/16/07       --     1,902,076    4,820,234
                                 13,800              .06%     44.1250      6/04/07       --       382,950      970,470

Larry J. Sparrow                 40,700              .19%     48.6250      2/16/07       --     1,244,606    3,154,076

Mateland L. Keith, Jr.           15,200              .07%     48.6250      2/16/07       --       464,816    1,177,935
                                 17,500              .08%     44.1250      6/04/07       --       485,625    1,230,668

Barry W. Paulson                 19,900              .09%     48.6250      2/16/07       --       608,542    1,542,165

Brad M. Krall                    15,200              .07%     48.6250      2/16/07       --       464,816    1,177,935

Thomas W. White                  91,700              .43%     48.6250      2/16/07       --     2,804,186    7,106,358

Gerald K. Dinsmore               40,700              .19%     48.6250      2/16/07       --     1,244,606    3,154,076
                                 21,500              .10%     44.1250      6/04/07       --       596,624    1,511,964

(1) Each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant. No stock appreciation rights (SARs) were granted to the Named Executive Officers of the Company in 1997.

AGGREGATED OPTION/SAR EXERCISES
IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table provides information as to options and SARs exercised by each of the Named Executive Officers of the Company during 1997. The table sets forth the value of options and SARs held by such officers at year-end measured in terms of the closing price of GTE Corporation (GTE) Common Stock on December 31, 1997.

                                                           Number of Securities            Value of Unexercised
                                                          Underlying Unexercised         In-the-Money Options/SARs
                          Shares                           Options/SARs at FY-End              at FY-End ($)
                         Acquired         Value         ----------------------------- -------------------------------
        Name          On Exercise (#)     Realized ($)   Exercisable    Unexercisable    Exercisable    Unexercisable
--------------------- --------------- ----------------- ------------ ---------------  ---------------   -------------

John C. Appel                 56,567         600,134             --         200,834              --       1,539,141
Larry J. Sparrow                  --              --         73,566         120,668       1,234,142         924,580
Mateland L. Keith, Jr.        26,533         450,092          5,066          47,001          40,687         338,674
Barry W. Paulson               6,700         117,281         10,966          35,334         130,074         203,344
Brad M. Krall                 17,034         249,251          5,066          29,501          40,687         206,064
Thomas W. White               69,300       1,055,056        132,232         277,468       2,094,451       2,158,179
Gerald K. Dinsmore                --              --         35,999         142,168         531,517       1,089,190

LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

         The 1997 LTIP and 1991 LTIP provide for awards to participating employees, including stock options, SARs, performance bonuses and other stock-based awards. The stock options awarded under the 1997 LTIP and 1991 LTIP to the Named Executive Officers in 1997 are shown in the table on page 42.


                                                                             Estimated Future Payouts
                                                                       Under Non-Stock Price Based Plans (1)
                                                Performance      ---------------------------------------------------
                                Number of     Or Other Period
                              Shares, Units   Until Maturation   Threshold (2)      Target (3)
           Name              Or Other Rights     Or Payout        (# of Units)     (# of Units)      Maximum (4)
---------------------------- ---------------- ----------------- ---------------------------------- -----------------

John C. Appel (5)                      7,400           3 Years          2,146            8,254
                                       1,380         30 Months            396            1,524
                                         845         18 Months            235              902
                                         290          6 Months             60              299

Larry J. Sparrow                       4,900           3 Years          1,421            5,466

Mateland L. Keith, Jr. (6)             1,900           3 Years            551            2,119
                                       1,720         30 Months            494            1,899
                                       1,055         18 Months            293            1,126
                                         310          6 Months             64              319

Barry W. Paulson                       2,400           3 Years            696            2,677

Brad M. Krall                          1,900           3 Years            551            2,119

Thomas W. White                       10,900           3 Years          3,161           12,158

Gerald K. Dinsmore (7)                 4,900           3 Years          1,421            5,466
                                       2,155         30 Months            619            2,379
                                       1,320         18 Months            366            1,409
                                         410          6 Months             84              422

(1) An individual's award may not exceed the applicable individual award limit (the Award Limit), which is expressed as a percentage of the LTIP Award Pool. The Award Limit depends on the individual's base salary at the end of the award cycle, and may not exceed 3.5% of the LTIP Award Pool. The amounts described in footnotes 2 through 4 below are subject to and cannot exceed the Award Limit. An individual is initially granted a specified number of GTE Common Stock equivalent units (Equivalent Units) at the beginning of an award cycle. During the award cycle, additional Equivalent Units are added based upon the price of GTE Common Stock and the amount of the per share dividend paid on each dividend payment date. It is not possible to predict future dividends and, accordingly, estimated Equivalent Unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE Common Stock at the close of business on December 31, 1997. The "Target" award or future payout is the dollar amount derived by multiplying the Equivalent Unit balance credited to the participant at the end of the award cycle by the average closing price of GTE Common Stock, as reported on the composite tape of NYSE issues, during the last 20 business days of the award cycle. The Target award measures performance attainment as described in footnote 3.

(2) The Threshold represents attainment of minimum acceptable levels of performance (the Threshold Levels) with respect to the five Long-Term Performance Bonus Measures (the Measures) adopted for the 1997-1999 Performance Bonus award cycle -- revenue growth; earnings per share (EPS) growth; earnings before interest, taxes, depreciation and amortization (EBITDA) growth; average return on investment (ROI) and relative total shareholder return (TSR). If the Threshold Level is attained with respect to each of the Measures, the award will be equal to approximately 25% of the combined Target award (the TSR Threshold is set at 50%, while the Threshold for the other four Measures is set at 20%). Because performance is measured separately for each Measure, it is possible to receive an award if the Threshold Level is achieved with respect to at least one but not all of the Measures. If the actual results for all Measures are below the Threshold Levels, no award will be paid.

(3) The Target represents attainment of levels of three-year revenue growth, EPS growth, EBITDA growth, ROI and TSR established at the beginning of an award cycle (the Target Levels). If GTE's actual results for each of the Measures are equivalent to the Target Levels, this would represent outstanding performance, and the award will be equal to 100% of the combined Target award. GTE's performance is measured separately for each Measure. Accordingly, if the actual result for any Measure is at the applicable Target Levels, the portion of the award determined by that Measure will be at 100% of the Target award for that Measure. Similarly, the portion of the award determined by any Measure performing at less than the applicable Target Level, but above the Threshold, will be less than the Target award for that Measure.

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


                  Performance Increment Above
                   Revenue Performance Target                    Added Percentage to Combined Awards
           -------------------------------------------        -------------------------------------------
              Each 0.1% improvement in cumulative
                         revenue growth                                          +2%

     Thus, if the revenue growth Measure exceeds its Target Level by .5% while the remaining four Measures are precisely at their respective Target Levels, then the performance bonus will equal 110% of the combined Target award.

(5) The award of 7,400 units to Mr. Appel represents the grant for the 1997-1999 performance period made while he was Executive Vice President of GTE Telephone Operations. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to President of GTE Network Services in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.

(6) The award of 1,900 units to Mr. Keith represents the grant for the 1997-1999 performance period made while he was President of GTE California Incorporated, an affiliate of the Company. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to Senior Vice President - Regional Operations of GTE Network Services in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.

(7) The award of 4,900 units to Mr. Dinsmore represents the grant for the 1997-1999 performance period made while he was Senior Vice President - Finance and Planning of the Company. Pursuant to GTE's compensation policies, the other grants shown are incremental, prorated awards made when he was promoted to President of Business Development and Integration, a separate business unit of GTE, in June 1997. The incremental units apply to the 1997-1999, 1996-1998 and 1995-1997 performance periods.


Executive Agreements

     GTE has entered into agreements (the Agreements) with Messrs. Appel, Sparrow, White and Dinsmore regarding benefits to be paid in the event of a change in control of GTE (a Change in Control).

     A Change in Control is deemed to have occurred if (a) any person or group of persons acquires, other than from GTE or as described below, 20% (or under certain circumstances, a lower percentage, not less than 10%) of GTE's voting power, (b) three or more directors are elected in any twelve-month period without the approval of a majority of the members of GTE's Incumbent Board (as defined in the Agreements) then serving as members of the Board, (c) the members of the Incumbent Board no longer constitute a majority of the Board or (d) GTE's shareholders approve (i) a merger, consolidation or reorganization involving GTE, (ii) a complete liquidation or dissolution of GTE or (iii) an agreement for the sale or other disposition of all or substantially all of the assets of the Corporation to any person other than a subsidiary of GTE. An individual whose initial assumption of office occurred pursuant to an agreement to avoid or settle a proxy or other election contest is not considered a member of the Incumbent Board. In addition, a director who is elected pursuant to such a settlement agreement will not be deemed a director who is elected or nominated by the Incumbent Board for purposes of determining whether a Change in Control has occurred. Notwithstanding the foregoing, a Change in Control will not occur in the following situations: (1) certain merger transactions in which there is at least 50% GTE shareholder continuity in the surviving corporation, at least a majority of the members of the board of directors of the surviving corporation consists of members of the Board and no person owns more than 20% (or under certain circumstances, a lower percentage, not less than 10%) of the voting power of the surviving corporation following the transaction, and (2) transactions in which GTE's securities are acquired directly from GTE.

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

     An executive who experiences a qualifying separation from service will be entitled to receive up to two times the sum of (i) base salary and (ii) the average of his or her percentage awards under the EIP for the previous three years. The executive will also continue to receive medical and life insurance coverage for up to two years and will be provided with financial and outplacement counseling.

     In addition, each executive covered under an Agreement will be considered to have not less than 76 points and 15 years of accredited service for the purpose of determining his or her eligibility for early retirement benefits. The Agreements provide that there will be no duplication of benefits.

     Each of the Agreements remains in effect until July 1, 1999 unless terminated earlier pursuant to its terms. The Agreements will be automatically renewed on each successive July 1 unless, not later than December 31 of the preceding year, one of the parties notifies the other that he or she does not wish to extend his or her respective Agreement. If a Change in Control occurs, the Agreements will remain in effect until the obligations of GTE (or its successor) under the Agreements have been satisfied.


Retirement Programs

     Pension Plans

     The estimated annual benefits payable, calculated on a single life annuity basis, under GTE's defined benefit pension plans at normal retirement at age 65, based upon final average earnings (integrated with social security as described below) and years of service, is illustrated in the following table:


                                                                  PENSION PLAN TABLE

                                                                    Years of Service
    Final Average               ------------------------------------------------------------------------------------
       Earnings                      15                20               25                30               35
-----------------------         ------------------------------------------------------------------------------------
$              200,000          $     42,182      $     56,242     $      70,303     $     84,363     $      98,424
               300,000                63,932            85,242           106,553          127,863           149,174
               400,000                85,682           114,242           142,803          171,363           199,924
               500,000               107,432           143,242           179,053          214,863           250,674
               600,000               129,182           172,242           215,303          258,363           301,424
               700,000               150,932           201,242           251,553          301,863           352,174
               800,000               172,682           230,242           287,803          345,363           402,924
               900,000               194,432           259,242           324,053          388,863           453,674
             1,000,000               216,182           288,242           360,303          432,363           504,424
             1,200,000               259,682           346,242           432,803          519,363           605,924
             1,500,000               324,932           433,242           541,553          649,863           758,174
             2,000,000               433,682           578,242           722,803          867,363         1,011,924

     GTE Service Corporation, a wholly-owned subsidiary of GTE, maintains the GTE Service Corporation Plan for Employees' Pensions (the Service Corporation
Plan), a noncontributory pension plan for the benefit of all GTE employees who are not covered by collective bargaining agreements. It provides a benefit based on a participant's years of service and earnings. Pension benefits to be paid from the Service Corporation Plan and contributions to the Service Corporation Plan are related to basic salary and incentive payments exclusive of overtime, differentials, certain incentive compensation and other similar types of payments. Under the Service Corporation Plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed the Social Security Integration Level (the portion of salary subject to the Federal Social Security
Act), and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds said level up to the statutory limit on compensation. As of December 31, 1997, the credited years of service under the Service Corporation Plan for Messrs. Appel, Sparrow, Keith, Paulson, Krall, White and Dinsmore are 26, 30, 31, 24, 31, 29 and 22, respectively.

     Under Federal law, an employee's benefits under a qualified pension plan, such as the Service Corporation Plan, are limited to certain maximum amounts. GTE maintains the GTE Excess Pension Plan (the Excess Plan), which supplements the benefits of any participant in the Service Corporation Plan in an amount by which any participant's benefits under the Service Corporation Plan are limited by law. In addition, the Supplemental Executive Retirement Plan (SERP) includes a provision permitting the payment of additional retirement benefits determined in a similar manner as under the Service Corporation Plan on remuneration accrued under management incentive plans as determined by the Committee. SERP and Excess Plan benefits are payable in a lump sum or an annuity.

     Executive Retired Life Insurance Plan

     The GTE Corporation Executive Retired Life Insurance Plan (ERLIP) provides Messrs. Appel, Sparrow, Keith, Paulson, White and Dinsmore a postretirement life insurance benefit of three times final base salary and provides Mr. Krall a postretirement life insurance benefit of two and one-half times final base salary. Upon retirement, ERLIP benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.


Directors' Compensation

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)       Security Ownership of Certain Beneficial Owners as of February 28,
          1998:



                                       Name and Address of              Shares of
           Title of Class               Beneficial Owner          Beneficial Ownership     Percent of Class
     --------------------------- -----------------------------    ----------------------- -------------------

     Common Stock of GTE         GTE Corporation                       21,000,000                100%
     South Incorporated          One Stamford Forum                 shares of record
                                 Stamford, Connecticut 06904

(b)       Security Ownership of Management as of December 31, 1997:


                                                                                Shares
                                                                             Beneficially
                                                                             Owned as of
           Title of Class         Name of Director (1)(2)(3)              December 31, 1997
     --------------------------- ---------------------------------------  ------------------

     Common Stock of GTE         John C. Appel                                        48,159
     Corporation                 Mateland L. Keith, Jr.                               21,678
                                 Lawrence R. Whitman                                  15,211
                                                                          ------------------
                                                                                      85,048
                                                                          ==================

                                 Executive Officers (1) (2) (3)
                                 -----------------------------------------------------------

                                 John C. Appel                                        48,159
                                 Larry J. Sparrow                                    127,612
                                 Mateland L. Keith, Jr.                               21,678
                                 Barry W. Paulson                                     19,814
                                 Brad M. Krall                                        25,150
                                 Thomas W. White                                     228,845
                                 Gerald K. Dinsmore                                   55,636
                                                                          ------------------
                                                                                     526,894
                                                                          ==================
                                 All directors and executive
                                 officers as a group (1) (2) (3)                     767,292
                                                                          ==================

(1)  Includes shares acquired through participation in the GTE Savings Plan.

(2) Included in the number of shares beneficially owned by Messrs. Appel, Keith, Whitman, Sparrow, Paulson, Krall, White, Dinsmore and all directors and executive officers as a group, 41,466, 17,366, 10,900, 112,833, 11,800,
     19,366, 214,532, 52,833 and 668,927 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

(3) No director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.

(c)  There were no changes in control of the Company during 1997.

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

    (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1997-1995 (as required):

                    II - Valuation and Qualifying Accounts

  Note: Schedules other than the one listed above are omitted as not applicable, not required, or the information is included in the financial statements or notes thereto.

    (3)    Exhibits - Included in this report or incorporated by reference.

           3.1* Restated Articles of Incorporation dated August 24, 1989 (Exhibit 3.1 of the 1989 Form 10-K, File No. 2-36292)

           3.2* Amended By-Laws, effective September 20, 1995 (Exhibit 3.1 of the September 30, 1995 Form 10-Q, File No. 2-36292)

           4* Indenture dated as of May 1, 1994 between GTE South Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-54167)

           10.1* Material Contracts - Agreements between GTE and Certain Executive Officers (Exhibit 10 of the 1995 Form 10-K, File No. 2-36292)

           10.2 Material Contracts - Separation Agreement between GTE and Richard M. Cahill

           12     Statements re: Calculation of the Ratio of Earnings to Fixed
                  Charges

           23     Consent of Independent Public Accountants

           27     Financial Data Schedule

(b)        Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of 1997.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE South Incorporated

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1997, 1996 and 1995

(Thousands of Dollars)


 ------------------------------------------------------------------------------------------------------------------
             Column A            Column B                  Column C                    Column D        Column E
 ------------------------------------------------------------------------------------------------------------------
                                                          Additions
                                               ---------------------------------
                                                                                      Deductions
                                Balance at                         Charged               from
                                 Beginning        Charged       (Credited) to          Reserves       Balance at
           Description            of Year        to Income      Other Accounts         (Note 1)      Close of Year
 ------------------------------------------------------------------------------------------------------------------

 Allowance for uncollectible accounts
    for the years ended:


    December 31, 1997         $        17,884  $       23,653  $         26,107 (2) $       49,006  $        18,638
                              =====================================================================================

    December 31, 1996         $        17,081  $       21,361  $         23,561 (2) $       44,119  $        17,884
                              =====================================================================================

    December 31, 1995         $        24,090  $       22,229  $         19,954 (2) $       49,192  $        17,081
                              =====================================================================================



 Accrued restructuring costs for the
    years ended:


    December 31, 1996         $        74,254  $           --  $       (21,892) (3) $       52,362  $            --
                              =====================================================================================

    December 31, 1995         $       127,950  $           --  $             --     $       53,696  $        74,254
                              =====================================================================================



NOTES:

(1)  Charges for which reserve was created.
(2)  Recoveries of previously written-off amounts.
(3) Represents amounts necessary to satisfy commitments related to the re-engineering program that were reclassified to accounts payable and accrued expenses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GTE SOUTH INCORPORATED
                                        ---------------------------------------
                                                     (Registrant)

Date  March 26, 1998                   By  /s/       John C. Appel
      ---------------                    --------------------------------------
                                                     John C. Appel
                                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John C. Appel                            President and Director                                      March 26, 1998
----------------------------
John C. Appel                            (Principal Executive Officer)


/s/ Gerald K. Dinsmore                       Senior Vice President - Finance and                         March 26, 1998
----------------------------
Gerald K. Dinsmore                       Planning
                                         (Principal Financial Officer)


/s/ William M. Edwards, III                  Vice President - Controller                                 March 26, 1998
----------------------------
William M. Edwards, III                  (Principal Accounting Officer)


/s/ Mateland L. Keith, Jr.                   Director                                                    March 26, 1998
----------------------------
Mateland L. Keith, Jr.


/s/ Lawrence R. Whitman                      Director                                                    March 26, 1998
----------------------------
Lawrence R. Whitman

EXHIBIT INDEX


     Exhibit
      Number               Description
     -------               -----------

       10.2                Material Contracts - Separation Agreement between GTE and Richard M. Cahill

        12                 Statements re: Calculation of the Ratio of Earnings to Fixed Charges

        23                 Consent of Independent Public Accountants

        27                 Financial Data Schedule