Form 10-Q
period 1998-03-31
GTE SOUTH INC
filed 1998-05-15
CIK 40878

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


For the quarterly period ended    March 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934


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

The Company had 21,000,000 shares of $25 par value common stock outstanding at April 30, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE South Incorporated
CONDENSED STATEMENTS OF INCOME

                                                Three Months Ended
                                                  March 31,
                                           ------------------------
                                              1998          1997
                                           ---------      ---------
                                            (Thousands of Dollars)
REVENUES AND SALES
  Local services                           $ 152,438      $ 131,737
  Network access services                    161,511        141,941
  Toll services                               20,027         40,225
  Other services and sales                    60,967         52,604
                                           ---------      ---------
    Total revenues and sales                 394,943        366,507
                                           ---------      ---------


OPERATING COSTS AND EXPENSES
  Cost of services and sales                 133,325        116,540
  Selling, general and administrative         52,452         49,914
  Depreciation and amortization               70,729         70,333
                                           ---------      ---------
    Total operating costs and expenses       256,506        236,787
                                           ---------      ---------
OPERATING INCOME                             138,437        129,720

  Interest - net                              14,412         12,586
                                           ---------      ---------

INCOME BEFORE INCOME TAXES                   124,025        117,134
  Income taxes                                48,168         44,495
                                           ---------      ---------

INCOME BEFORE EXTRAORDINARY CHARGE            75,857         72,639
  Extraordinary charge                          (243)            --
                                           ---------      ---------

NET INCOME                                 $  75,614      $  72,639
                                           =========      =========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                --------------     --------------
         Net income                                                      $75.6              $72.6


Net income for the three months ended March 31, 1998 includes an after-tax extraordinary charge of $0.2. Excluding this charge, net income increased 4% or $3.2 for the three months ended March 31, 1998, compared to the same period in 1997. This increase is primarily the result of an increase in local and network access service revenues, partially offset by lower toll service revenues and higher operating costs and expenses.

REVENUES AND SALES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                --------------     --------------
         Local services                                                 $152.4             $131.7
         Network access services                                         161.5              142.0
         Toll services                                                    20.0               40.2
         Other services and sales                                         61.0               52.6
                                                                --------------     --------------

           Total revenues and sales                                     $394.9             $366.5


Total revenues and sales increased 8% or $28.4 for the three months ended March 31, 1998, compared to the same period in 1997.

Local service revenues increased 16% or $20.7 for the three months ended March 31, 1998, compared to the same period in 1997. Access line growth of 7% in 1998 generated additional revenues of $5.3 from basic local services and $1.8 from Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). Demand for enhanced custom calling features, such as SmartCall(R) services, contributed $4.5 to the increase. The increase also reflects a $7.5 decline in local service revenues recorded in the first quarter of 1997 associated with the sharing provisions from the Virginia Alternative Regulatory Framework.

Network access service revenues increased 14% or $19.5 for the three months ended March 31, 1998, compared to the same period in 1997. Minutes of use increased 13% for the three months ended March 31, 1998, generating an additional $10.6 in revenues. Special access revenues grew $8 due to greater demand for increased bandwidth services by Internet Service Providers (ISPs) and other high-capacity users. The impact of interstate access rate changes from the 1997 Federal Communications Commission (FCC) price cap increased revenues by $3.3. These increases are partially offset by a decrease of $7.1 resulting from intrastate access price reductions in Alabama, Kentucky, North Carolina, South Carolina and Virginia.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Toll service revenues decreased 50% or $20.2 for the three months ended March 31, 1998, compared to the same period in 1997. The decrease is attributable to lower toll volumes, primarily related to intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription, and the impact from optional discount calling plans, which effectively lowered intrastate toll rates. The decrease was also attributable to the impact of unfavorable settlement activities of $9.4.

Other services and sales revenues increased 16% or $8.4 for the three months ended March 31, 1998, compared to the same period in 1997. The increase is primarily attributable to additional revenues of $1.7 from equipment sales, $1.6 resulting from the FCC's order on payphone compensation, $1.3 from billing and collection services and $1 from directory advertising.

OPERATING COSTS AND EXPENSES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                --------------     --------------
         Total operating costs and expenses                             $256.5             $236.8


Total operating costs and expenses increased 8% or $19.7 for the three months ended March 31, 1998, compared to the same period in 1997. The increase in operating costs and expenses is due to a number of factors including higher labor and benefits costs of $9.7, which were incurred to support access line growth and customer demand for products and services, and the impact from pension settlement gains recorded during the first quarter of 1997 of $4.4 resulting from lump-sum payments from the Company's pension plans. A $4.2 rise in maintenance and repair costs associated with storm damage within the Company's service territories and higher advertising and promotional costs of $3.9 aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment also contributed to the increase in operating costs and expenses. These increases were partially offset by lower access charges of $4.5 incurred to terminate customers' intraLATA toll calls outside of the Company's service territories.

OTHER EXPENSES

                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                     1998               1997
                                                                --------------     --------------
         Interest - net                                                  $14.4              $12.6
         Income taxes                                                     48.2               44.5
         Extraordinary charge                                              0.2                 --


Interest - net increased 14% or $1.8 for the three months ended March 31, 1998, compared to the same period in 1997. This increase is primarily due to higher average short-term debt levels.

Income taxes increased 8% or $3.7 for the three months ended March 31, 1998, compared to the same period in 1997, primarily due to the corresponding increase in pre-tax income.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.2, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term financings can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1,500, 364-day syndicated line of credit. In December 1997, the Company began participating with GTE and other of its affiliates in a series of five bilateral credit agreements for an additional $2,000 in credit capacity. These facilities, which are shared by the participating companies, are aligned with the maturity date of the 364-day line of credit. The Company has an existing shelf registration statement for an additional $225 of debentures.

The Company's primary source of funds during the first three months of 1998 was cash from operations of $171.9 compared to $198.7 for the same period in 1997. The decrease in cash from operations is primarily the result of an increase in working capital requirements, partially offset by increased results from operations.

The Company's capital expenditures during the first three months of 1998 were $68 compared to $53.4 for the same period in 1997. The 1998 expenditures reflect the Company's continued growth in primary and secondary access lines and the modernization of interoffice facilities to mitigate Internet congestion. The Company's anticipated capital expenditures for 1998 are expected to be comparable to the total capital expenditures incurred during 1997, reflecting the continued growth of existing networks.

Net cash used in financing activities was $113 during the first three months of 1998 compared to $136.6 for the same period in 1997. Affiliate payables increased $7.1 for the first three months of 1998, compared to an increase in affiliate receivables of $80.4 for the same period in 1997. Dividend payments for 1998 were $85.2 compared to $46 in 1997. During the first quarter of 1998, the Company paid a total of $34.9 for the retirement of debt and preferred stock compared to $10.1 for the same period in 1997. Retirements for 1998 included $0.4 paid in premiums on the retirement of long-term debt and preferred stock redeemed prior to stated maturity.

In its April 2, 1998 filing on Form 8-K, the Company's parent, GTE, stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

OTHER MATTERS

Alabama

On February 12, 1997, the Alabama Public Service Commission (APSC) issued its decision in the Company's arbitration with AT&T Corp. (AT&T) to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate for retail services was set at 23%. The Company filed for reconsideration of this order. On May 14, 1997, the APSC issued its final decision, in which no material changes were made to its original order. On June 4, 1997, the Company and AT&T filed a composite agreement pursuant to the APSC's

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

directive. Both parties have filed letters with the APSC objecting to certain language contained in the composite agreement. The APSC is expected to issue a final order on the composite agreement in the near future. In December 1997, the APSC changed the discount rate to 21.1%. In January 1998, the Company filed a petition asking the APSC to modify the discount rate using updated toll revenue data. The Company has requested the APSC to modify the discount rate to 13.3% if 1995 data is used or to 11.4% if 1996 data is used.

On February 10, 1998, the APSC held a hearing to set the Company's permanent unbundled network element (UNE) rates based on total element long run incremental costs (TELRIC) studies. The Company's position is virtually uncontested as a result of AT&T withdrawing from the proceeding in January 1998. The APSC is expected to issue a final decision by mid-1998.

In February 1998, the APSC held hearings to determine the appropriate cost model and revenue benchmark for purposes of developing an intrastate universal service fund (USF) mechanism. The APSC is expected to issue its decision in the near future.

Illinois

On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's TELRIC studies to establish rates for interconnection, UNEs and transportation and termination of traffic. The proceeding will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude in mid-1998. Cost studies for UNEs were filed during the first quarter of 1998 and will be refiled during the second quarter of 1998. Hearings are scheduled to begin during the fourth quarter of 1998.

Kentucky

The Kentucky Public Service Commission (KPSC) has established a competitively neutral, portable intrastate USF, funded by all telecommunications providers in Kentucky, to cover the incumbent local-exchange carrier's (LEC's) non-traffic sensitive (NTS) costs and the cost of a new statewide Lifeline service offering. As a result, the Company would reduce access and toll rates and recover its NTS costs from the USF. The details of implementation of the USF were to be determined during a formal proceeding which began in November 1997. The KPSC announced that its decision to transfer the LEC's NTS costs to the USF will be reconsidered during the formal proceeding. Updated cost data and accompanying testimony were filed in February 1998 and hearings were held in March 1998. The KPSC is expected to issue its decision in this proceeding by May 26, 1998.

North Carolina

The North Carolina Utilities Commission (NCUC) held hearings during February 1998 to determine the appropriate forward-looking economic cost studies to be submitted to the FCC for use in the determination of universal service funding levels and to resolve other USF issues. On April 20, 1998, the NCUC issued an order adopting version 3.1 of the benchmark cost proxy model (BCPM) as its preferred forward looking economic cost model.

The NCUC also held hearings in March 1998 to establish permanent prices for UNEs. The Company filed prices based on its own specific integrated cost model
(ICM).

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

South Carolina

The South Carolina Public Service Commission (SCPSC) held hearings in August 1997 to determine guidelines for an intrastate USF. An order adopting the guidelines was issued on September 3, 1997. Hearings to finalize other issues, including the size of the USF and the model to be used and recommended to the FCC, were held in March 1998. As a result of the hearings, the SCPSC adopted version 3.1 of the BCPM.

RECENT DEVELOPMENTS

In April 1998, the Company's parent, GTE, announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 - $3,000 by selling non-strategic or under- performing operations and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

GTE South Incorporated
CONDENSED BALANCE SHEETS

                                                            March 31,       December 31,
                                                              1998             1997
                                                           -----------      ------------
                                                              (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                $     4,053      $    13,104
  Receivables, less allowances of $20,862 and $18,638          288,092          261,545
  Inventories and supplies                                      29,394           24,366
  Prepaid insurance                                             12,771              649
  Other                                                         11,048           10,556
                                                           -----------      -----------
    Total current assets                                       345,358          310,220
                                                           -----------      -----------

Property, plant and equipment, at cost                       4,341,667        4,285,696
  Accumulated depreciation                                  (2,721,683)      (2,663,988)
                                                           -----------      -----------
    Total property, plant and equipment, net                 1,619,984        1,621,708
Prepaid pension costs and other assets                         171,421          162,675
                                                           -----------      -----------
Total assets                                               $ 2,136,763      $ 2,094,603
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities     $   162,423      $   155,413
  Accounts payable                                             142,008          118,224
  Taxes payable                                                 76,893           31,219
  Accrued interest                                               5,184           14,536
  Accrued payroll costs                                         33,916           27,824
  Dividends payable                                             58,129           85,126
  Deferred income tax liabilities                               44,202           43,419
  Other                                                         58,595           61,602
                                                           -----------      -----------
    Total current liabilities                                  581,350          537,363
                                                           -----------      -----------

  Long-term debt                                               578,073          609,868
  Deferred income taxes                                         60,718           52,369
  Other liabilities, primarily employee benefit plans          231,442          224,540
                                                           -----------      -----------
    Total liabilities                                        1,451,583        1,424,140
                                                           -----------      -----------

Preferred stock, subject to mandatory redemption                    --            2,678
                                                           -----------      -----------

Shareholders' equity:
  Preferred stock                                                  412              412
  Common stock (21,000,000 shares issued)                      525,000          525,000
  Additional paid-in capital                                    58,338           58,338
  Retained earnings                                            101,430           84,035
                                                           -----------      -----------
    Total shareholders' equity                                 685,180          667,785
                                                           -----------      -----------
Total liabilities and shareholders' equity                 $ 2,136,763      $ 2,094,603
                                                           ===========      ===========

See Notes to Condensed Financial Statements.

GTE South Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     ------------------------
                                                                                        1998           1997
                                                                                     ---------      ---------
                                                                                     (Thousands of Dollars)
OPERATIONS
  Income before extraordinary charge                                                 $  75,857      $  72,639
  Adjustments to reconcile income before extraordinary charge to net cash from operations:
    Depreciation and amortization                                                       70,729         70,333
    Deferred income taxes                                                                9,132          2,589
    Provision for uncollectible accounts                                                 7,152          6,205
    Changes in current assets and current liabilities                                    6,734         55,396
    Other - net                                                                          2,283         (8,449)
                                                                                     ---------      ---------
    Net cash from operations                                                           171,887        198,713
                                                                                     ---------      ---------

INVESTING
  Capital expenditures                                                                 (68,039)       (53,358)
  Other - net                                                                               61             75
                                                                                     ---------      ---------
    Net cash used in investing                                                         (67,978)       (53,283)
                                                                                     ---------      ---------

FINANCING
  Long-term debt and preferred stock retired,
    including premiums paid on early retirement                                        (34,874)       (10,134)
  Dividends                                                                            (85,159)       (45,988)
  Net change in affiliate notes                                                          7,073        (80,436)
                                                                                     ---------      ---------
    Net cash used in financing                                                        (112,960)      (136,558)
                                                                                     ---------      ---------

Increase (decrease) in cash and cash equivalents                                        (9,051)         8,872

Cash and cash equivalents:
  Beginning of period                                                                   13,104         16,491
                                                                                     ---------      ---------
  End of period                                                                      $   4,053      $  25,363
                                                                                     =========      =========



See Notes to Condensed Financial Statements.

GTE South Incorporated
NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION:

     The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

     Reclassifications of prior year data have been made, where appropriate, to conform to the 1998 presentation.

(2)  EXTRAORDINARY CHARGE:

     During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.2 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

(3)  RECENT ACCOUNTING PRONOUNCEMENT:

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1.

GTE South Incorporated
PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits required by Item 601 of Regulation S-K.

         12     Statement re: Calculation of the Ratio of Earnings to Fixed
                Charges

         27     Financial Data Schedule

    (b) The Company filed no reports on Form 8-K during the first quarter of 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               GTE South Incorporated
                                           --------------------------------
                                                    (Registrant)



Date:             May 15, 1998                 /s/ Stephen L. Shore
          -----------------------------    --------------------------------
                                                  Stephen L. Shore
                                                     Controller
                                           (Principal Accounting Officer)

EXHIBIT INDEX

     Exhibit
      Number                                                     Description
------------------         ----------------------------------------------------------------------------------------
        12                 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule