Form 10-Q
period 1998-06-30
GTE SOUTH INC
filed 1998-08-13
CIK 40878

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission File Number              2-36292


                             GTE SOUTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          VIRGINIA                                      56-0656680
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


       600 Hidden Ridge,                                   75038
         Irving, Texas
(ADDRESS OF PRINCIPAL EXECUTIVE                         (ZIP CODE)
           OFFICES)

Registrant's telephone number,                         972-718-5600
including area code


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

                                              YES   X     NO
                                                 --------   --------

The Company had 21,000,000 shares of $25 par value common stock outstanding at July 31, 1998. The Company's common stock is 100% owned by GTE Corporation.

PART I.  FINANCIAL INFORMATION

GTE South Incorporated
CONDENSED STATEMENTS OF INCOME

                                              Three Months Ended               Six Months Ended
                                                   June 30,                        June 30,
                                            ------------------------     ------------------------
                                               1998           1997          1998           1997
                                            ---------      ---------     ---------      ---------
                                                            (Thousands of Dollars)
REVENUES AND SALES
   Local services                           $ 156,763      $ 145,565     $ 309,201      $ 277,302
   Network access services                    160,521        150,787       322,032        292,728
   Toll services                               14,783         26,607        34,810         66,832
   Other services and sales                    48,300         42,760       109,267         95,364
                                            ---------      ---------     ---------      ---------
     Total revenues and sales                 380,367        365,719       775,310        732,226
                                            ---------      ---------     ---------      ---------

OPERATING COSTS AND EXPENSES
   Cost of services and sales                 129,365        123,181       262,690        239,721
   Selling, general and administrative         52,132         52,708       104,584        102,622
   Depreciation and amortization               73,219         72,078       143,948        142,411
                                            ---------      ---------     ---------      ---------
     Total operating costs and expenses       254,716        247,967       511,222        484,754
                                            ---------      ---------     ---------      ---------

OPERATING INCOME                              125,651        117,752       264,088        247,472

OTHER (INCOME) EXPENSE
   Interest - net                              14,444         12,221        28,856         24,807
   Other - net                                    (21)           289           (21)           289
                                            ---------      ---------     ---------      ---------
INCOME BEFORE INCOME TAXES                    111,228        105,242       235,253        222,376
   Income taxes                                43,111         40,074        91,279         84,569
                                            ---------      ---------     ---------      ---------
INCOME BEFORE EXTRAORDINARY CHARGE             68,117         65,168       143,974        137,807
   Extraordinary charge                            --             --          (243)            --
                                            ---------      ---------     ---------      ---------
NET INCOME                                  $  68,117      $  65,168     $ 143,731      $ 137,807
                                            =========      =========     =========      =========



Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation (GTE).

See Notes to Condensed Financial Statements.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions)

RESULTS OF OPERATIONS

                           Three Months Ended                  Six Months Ended
                                June 30,                           June 30,
                        -------------------------         --------------------------
                          1998              1997            1998               1997
                        -------           -------         -------            -------

         Net income     $  68.1           $  65.2         $ 143.7            $ 137.8

Net income for the six months ended June 30, 1998 includes an after-tax extraordinary charge of $0.2. Excluding this charge, net income increased 4% or $2.9 and 4% or $6.1 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increases are primarily due to higher local and network access service revenues, partially offset by lower toll service revenues and higher operating costs and expenses.

REVENUES AND SALES

                               Three Months Ended     Six Months Ended
                                     June 30,             June 30,
                               -------------------   -------------------
                                 1998       1997       1998       1997
                               --------   --------   --------   --------
Local services                 $  156.8   $  145.6   $  309.2   $  277.3
Network access services           160.5      150.8      322.0      292.7
Toll services                      14.8       26.6       34.8       66.8
Other services and sales           48.3       42.7      109.3       95.4
                               --------   --------   --------   --------
  Total revenues and sales     $  380.4   $  365.7   $  775.3   $  732.2

Total revenues and sales increased 4% or $14.7 and 6% or $43.1 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997.

Local service revenues increased 8% or $11.2 and 12% or $31.9 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. Growth in access lines increased 6% for both the three and six months ended June 30, 1998, generating $6.2 and $13.5 of additional revenues from basic local services, CentraNet(R) services, Integrated Service Digital Network (ISDN) and Digital Channel Services (DCS). Demand for enhanced custom calling features, such as SmartCall(R) services, contributed $4.5 and $9.0 to the increase for the three and six month periods ended June 30, 1998.

Network access service revenues increased 6% or $9.7 for the three months and 10% or $29.3 for the six months ended June 30, 1998, compared to the same periods in 1997. Minutes of use increased 11% for both the three and six

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

months ended June 30, 1998, which generated $9.6 and $19 of revenues, respectively. The increases are also due to special access revenue growth of $7.2 and $15.2 related to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users. These increases are partially offset by a decrease of $7.1 and $14.3 for the three and six month periods, respectively, resulting from intrastate access price reductions in Alabama, Kentucky, North Carolina, South Carolina and Virginia. In addition, the impact of interstate access rate changes from the 1997 Federal Communications Commission (FCC) price cap increased revenues by $3.3 and $6.6 for the three and six month periods, respectively. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company. These changes, effective January 1, 1998, resulted in a decrease of $2.4 and $4 in network access service revenues during the three and six month periods ended June 30, 1998.

Toll service revenues decreased 44% or $11.8 for the three months ended June 30, 1998 and decreased 48% or $32.0 for the six months ended therein, compared to the same periods in 1997. These decreases are attributable to lower toll volumes, primarily related to intraLATA (local access transport area) toll competition, including 10XXX and 1+ presubscription, and the impact from optional discount calling plans, which effectively lowered intrastate toll rates.

Other services and sales revenues increased 13% or $5.6 and 15% or $13.9 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The three month increase is primarily due to a $4.5 increase in billing and collection services. The six month increase is primarily attributable to additional revenues of $5.8 from billing and collection services, $3.4 resulting from the FCC's order increasing payphone compensation from interexchange carriers, $1 from directory advertising and $0.3 from equipment sales.

OPERATING COSTS AND EXPENSES

                                        Three Months Ended      Six Months Ended
                                              June 30,             June 30,
                                        -------------------   -------------------
                                          1998       1997       1998       1997
                                        --------   --------   --------   --------
Cost of services and sales              $  129.4   $  123.2   $  262.7   $  239.7
Selling, general and administrative         52.1       52.7      104.6      102.6
Depreciation and amortization               73.2       72.1      143.9      142.4
                                        --------   --------   --------   --------
   Total operating costs and            $  254.7   $  248.0   $  511.2   $  484.7
   expenses

Total operating costs and expenses increased 3% or $6.7 and 5% or $26.5 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The three and six month increases are primarily

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

attributable to higher labor costs of $3.7 and $8 associated with increased line growth and expansion of daily operating hours of the customer care centers, storm damage costs of $1.3 and $5.5 associated with higher labor and contractor expenses, and higher depreciation of $1.1 and $1.5 also related to the increased line growth. The six months ended June 30, 1998 also reflects higher advertising and promotional costs of $4.2 incurred primarily during the first quarter of 1998 to stimulate sales of enhanced services and preserve market share in an increasingly competitive environment.

OTHER EXPENSES

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                  ---------------------   ---------------------
                                     1998        1997        1998        1997
                                  ---------   ---------   ---------   ---------
         Interest - net           $    14.4   $    12.2   $    28.9   $    24.8
         Income taxes                  43.1        40.1        91.3        84.6
         Extraordinary charge            --          --         0.2          --

Interest - net increased 18% or $2.2 and 17% or $4.1 for the three and six months ended June 30, 1998, respectively, compared to the same periods in 1997. The increases are primarily attributable to higher average short-term debt levels.

Income taxes increased 7% or $3 for the three months and 8% or $6.7 for the six months ended June 30, 1998, compared to the same periods in 1997, primarily due to corresponding increases in pre-tax income and other tax adjustments.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.2 reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1,500, 364-day syndicated line of credit.

The Company's primary source of funds during the first six months of 1998 was cash from operations of $251.1 compared to $240.4 for the same period in 1997.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

The year-to-year increase in cash from operations primarily reflects the improved results from operations.

The Company's capital expenditures during the first six months of 1998 were $160.6 compared to $120.3 for the same period in 1997. The 1998 expenditures reflect the Company's continued growth in primary and secondary access lines and modernization of interoffice facilities to mitigate Internet congestion. The Company anticipates capital expenditures for 1998 to increase slightly from the 1997 level, reflecting the continued expansion of existing networks.

Net cash used in financing activities was $98 during the first six months of 1998 compared to $69.8 for the same period in 1997. This included dividend payments of $143.3 during the first six months of 1998, compared to $126 for the same period of 1997. Short-term financing, including the net change in affiliate notes, decreased $140.8 for the first six months of 1998, compared to an increase of $91.2 for the same period of 1997. During the first six months of 1998, the Company paid a total of $34.9 for the retirement of debt and preferred stock compared to $35 in 1997. Retirements for the first six months of 1998 included $0.4 paid in premiums on the retirement of long-term debt and preferred stock redeemed prior to stated maturity. The Company issued $225 of debentures in June of 1998. The proceeds were used to repay short-term borrowings and finance a portion of the Company's construction program.

In its April 2, 1998 filing on Form 8-K, GTE stated that because the MCI shareholders had accepted a competing offer, GTE's offer for MCI was no longer outstanding. As a result, the Company and GTE were removed from "Credit Watch" by all rating agencies. The Company believes that its present investment grade credit rating provides ready access to the capital markets at reasonable rates and provides the Company with the financial flexibility necessary to pursue growth opportunities as they arise.

OTHER MATTERS

Federal Regulatory Developments

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $12.1. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access charge reductions of approximately $2.8 annually. In 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long distance carriers and implemented new per line charges. The FCC also created an access

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges of $11.7 paid by long distance carriers were offset by $10.2 of new per line charges and the charges paid by end-users. Effective July 1, 1998, access charges were further reduced by $14.6 annually in compliance with FCC requirements to restate the impacts of access charge reform.

In May 1997, the FCC released a major decision relating to implementation of the Telecommunications Act's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is not expected until mid-September 1998 at the earliest, with a final decision to be issued by mid-1999.

On March 9, 1998, the FCC adopted a Memorandum Opinion and Order (MO&O) clarifying the payphone-specific coding digit requirements set forth in the previous payphone orders and granting limited waivers of the requirement that local exchange carriers (LECs) provide payphone-specific coding digits to payphone service providers (PSPs), and that PSPs provide payphone-specific coding digits from their payphones to interexchange carriers (IXCs), before PSPs can receive per-call compensation from IXCs for subscriber 800 and access code calls. GTE was granted waivers through 1998 in this order for Flex-ANI (Flexible Automatic Number Identification) implementation due to technical problems associated with switch conversions.

On April 3, 1998, the FCC issued another MO&O which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the Flex-ANI capable offices are activated. Qualifying payphone calls from Flex-ANI capable switches will then be eligible for per-call compensation rather than per-phone.

In a related court case between MCI and the FCC, the U.S. Court of Appeals, District of Columbia Circuit, upheld the fundamental premise underlying the FCC's approach to setting the per-call compensation rate for uncompensated payphone calls, thereby supporting the ordered per-call compensation rate noted in the March 9th order. At the same time, however, the Court held that the FCC had failed to clearly explain its methodology on the development of that same per-call compensation rate. The Court remanded this portion back to the FCC.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

State Regulatory Developments

Alabama

On February 12, 1997, the Alabama Public Service Commission (APSC) issued its decision in the Company's arbitration with AT&T Corp. (AT&T) to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate for retail services was set at 23%. The Company filed for reconsideration of this order. On May 14, 1997, the APSC issued its final decision, in which no material changes were made to its original order. On June 4, 1997, the Company and AT&T filed a composite agreement pursuant to the APSC's directive. Both parties have filed letters with the APSC objecting to certain language contained in the composite agreement. The APSC is expected to issue a final order on the composite agreement in the near future. In December 1997, the APSC changed the discount rate to 21.1%. In January 1998, the Company filed a petition asking the APSC to modify the discount rate using updated toll revenue data. The Company has requested the APSC to modify the discount rate to 13.3% if 1995 data is used or to 11.4% if 1996 data is used. On July 13, 1998, APSC issued an order granting the Company's motion for rehearing, which is set for August 21, 1998.

On February 10, 1998, the APSC held a hearing to set the Company's permanent unbundled network element (UNE) rates based on total element long run incremental costs (TELRIC) studies. The Company's position is virtually uncontested as a result of AT&T withdrawing from the proceeding in January 1998. The APSC is expected to issue a final decision by year end 1998.

In February 1998, the APSC held hearings to determine the appropriate cost model and revenue benchmark for purposes of developing an intrastate universal service fund (USF) mechanism. The APSC is expected to issue its decision in the near future. The APSC issued an order on July 17, 1998 deferring the decision to the FCC for the interstate portion of USF. A second order will be forthcoming which will detail how the intrastate portion will be addressed.

Illinois

On October 6, 1996, the Illinois Commerce Commission (ICC) initiated its investigation into the Company's TELRIC studies to establish rates for interconnection, UNEs and transportation and termination of traffic. The proceeding will address wholesale rates separately from UNEs, with each issue having a separate procedural schedule. The determination of wholesale rates is expected to conclude in mid-1998. Cost studies for UNEs were filed during the first quarter of 1998 and were refiled during June of 1998. Hearings are scheduled to begin during the fourth quarter of 1998.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Kentucky

The Kentucky Public Service Commission (KPSC) has established a competitively neutral, portable intrastate USF, funded by all telecommunications providers in Kentucky, to cover the incumbent local-exchange carrier's (LEC's) non-traffic sensitive (NTS) costs and the cost of a new statewide Lifeline service offering. As a result, the Company would reduce access and toll rates and recover its NTS costs from the USF. The details of implementation of the USF were to be determined during a formal proceeding which began in November 1997. The KPSC announced that its decision to transfer the LEC's NTS costs to the USF will be reconsidered during the formal proceeding. Updated cost data and accompanying testimony were filed in February 1998 and hearings were held in March 1998. On May 22, 1998, the KPSC issued a final order selecting the cost model for calculating the USF high cost support. The order assigns $36 of intrastate support to the Company, but intrastate rates must be reduced by a like amount. The Company filed a Petition for Rehearing with the KPSC on June 12, 1998. On July 2, 1998, the KPSC granted the Company's motion to rehear all issues except which model to select. The KPSC is expected to act on comments filed in the petition during August 1998.

North Carolina

The North Carolina Utilities Commission (NCUC) held hearings during February 1998 to determine the appropriate forward-looking economic cost studies to be submitted to the FCC for use in the determination of USF funding levels and to resolve other USF issues. On April 20, 1998, the NCUC issued an order adopting its preferred forward-looking economic cost model. The model was subsequently filed with the FCC as the NCUC's preferred model used to calculate USF funding levels. Because of the inputs recommended in the NCUC's Order, the Company filed for reconsideration in May 1998. Its request was denied.

South Carolina

The South Carolina Public Service Commission (SCPSC) held hearings in August 1997 to determine guidelines for an intrastate USF. An order adopting the guidelines was issued on September 3, 1997. Hearings to finalize other issues, including the size of the USF and the model to be used and recommended to the FCC, were held in March 1998. In its Order on May 6, 1998, the SCPSC adopted its cost model for calculating universal service support and filed this model with the FCC. The Company has not filed any opposition to the SCPSC's Order.

GTE South Incorporated

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

Virginia

On December 16, 1996, the Virginia State Corporation Commission (VSCC) issued its decision in the Company's arbitration with Cox Fibernet Commercial Services, Inc. On January 3, 1997, VSCC issued its decision in the Company's arbitration with MCI and on January 21, 1997, the VSCC issued its decision in the Company's arbitration with Sprint Corporation on many of the same issues that were submitted by AT&T. These decisions reaffirmed the rate issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the VSCC's arbitration determinations. On May 19, 1998, the Court ruled against the Company in this case. The Company filed a Notice of Intent to Appeal within United States Court of Appeals on June 16, 1998. Also, on July 17, 1998, the Company was ordered to submit to the VSCC an interconnection agreement with MCI in 30 days.

RECENT DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under the terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2,000 to $3,000 by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement on the Company is unknown at this time. GTE's management is currently assessing its options and, as decisions are finalized regarding the sale of non-strategic operations and cost reductions, the Company could be affected.

GTE South Incorporated
CONDENSED BALANCE SHEETS

                                                            June 30,        December 31,
                                                              1998              1997
                                                           -----------      ------------
                                                              (Thousands of Dollars)
ASSETS
Current assets:
  Cash and cash equivalents                                $     5,640      $    13,104
  Receivables, less allowances of $19,527
    and $18,638                                                315,078          261,545
  Inventories and supplies                                      21,243           24,366
  Prepaid insurance                                              8,298              649
  Other                                                         10,176           10,556
                                                           -----------      -----------
    Total current assets                                       360,435          310,220
                                                           -----------      -----------
Property, plant and equipment, at cost                       4,418,751        4,285,696
  Accumulated depreciation                                  (2,772,562)      (2,663,988)
                                                           -----------      -----------
    Total property, plant and equipment, net                 1,646,189        1,621,708
                                                           -----------      -----------
Prepaid pension costs and other assets                         180,016          162,675
                                                           -----------      -----------
    Total assets                                           $ 2,186,640      $ 2,094,603
                                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term obligations, including current maturities     $     4,501      $   155,413
  Accounts payable                                              40,376           46,431
  Affiliate payables and accruals                               94,931           71,793
  Taxes payable                                                 47,579           31,219
  Accrued interest                                              13,533           14,536
  Accrued payroll costs                                         36,787           27,824
  Dividends payable                                             76,083           85,126
  Deferred income tax liabilities                               44,978           43,419
  Other                                                         57,310           61,602
                                                           -----------      -----------
    Total current liabilities                                  416,078          537,363
                                                           -----------      -----------
  Long-term debt                                               800,542          609,868
  Deferred income taxes                                         68,815           52,369
  Other liabilities, primarily employee benefit plans          223,991          224,540
                                                           -----------      -----------
    Total liabilities                                        1,509,426        1,424,140
                                                           -----------      -----------
Preferred stock, subject to mandatory redemption                    --            2,678
                                                           -----------      -----------
Shareholders' equity:
  Preferred stock                                                  412              412
  Common stock (21,000,000 shares issued)                      525,000          525,000
  Additional paid-in capital                                    58,338           58,338
  Retained earnings                                             93,464           84,035
                                                           -----------      -----------
    Total shareholders' equity                                 677,214          667,785
                                                           -----------      -----------
    Total liabilities and shareholders' equity             $ 2,186,640      $ 2,094,603
                                                           ===========      ===========

See Notes to Condensed Financial Statements

GTE South Incorporated
CONDENSED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                   June 30,
                                                           ------------------------
                                                             1998           1997
                                                           ---------      ---------
                                                            (Thousands of dollars)
OPERATIONS
  Income before extraordinary charge                       $ 143,974      $ 137,807
  Adjustments to reconcile income before extraordinary
  charge to net cash from operations:
    Depreciation and amortization                            143,948        142,411
    Deferred income taxes                                     18,005          5,179
    Provision for uncollectible accounts                      13,472         10,424
    Changes in current assets and current liabilities        (48,012)       (52,353)
    Other - net                                              (20,327)        (3,074)
                                                           ---------      ---------
    Net cash from operations                                 251,060        240,394
                                                           ---------      ---------
INVESTING
  Capital expenditures                                      (160,640)      (120,276)
  Other - net                                                     61             26
                                                           ---------      ---------
    Cash used in investing                                  (160,579)      (120,250)
                                                           ---------      ---------

FINANCING
  Long-term debt issued                                      221,076             --
  Long-term debt and preferred stock retired,
    including premiums paid on early retirement              (34,891)       (34,958)
  Dividends                                                 (143,288)      (126,023)
  Increase (decrease) in short-term obligations,
    excluding current maturities                            (140,842)        91,183
                                                           ---------      ---------
    Net cash used in financing                               (97,945)       (69,798)
                                                           ---------      ---------
Increase (decrease) in cash and cash equivalents              (7,464)        50,346

Cash and cash equivalents:
  Beginning of period                                         13,104         16,491
                                                           ---------      ---------
  End of period                                            $   5,640      $  66,837
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

(3) DEBT:

    In June 1998, the Company issued $225 million of 6.125% Series E Debentures, due 2007. The net proceeds were applied toward the repayment of short-term borrowings, financing the Company's construction program and for general corporate purposes.

(4) RECENT ACCOUNTING PRONOUNCEMENTS:

    Computer Software

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 defines internal-use software and establishes accounting standards for the costs of such software. The Company is currently assessing the impact of adopting SOP 98-1, and intends to implement as of January 1, 1999.

GTE South Incorporated
NOTES TO CONDENSED FINANCIAL STATEMENTS  - (CONTINUED)

    Derivative Instruments and Hedging Activities

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company has not yet assessed the impact of adopting FAS 133.

GTE South Incorporated

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits required by Item 601 of Regulation S-K.

                   12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

                   27   Financial Data Schedule

               (b) The Company filed a report on Form 8-K, dated June 11, 1998, under Item 7 "Financial Statements and Exhibits." No financial statements were filed with this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GTE South Incorporated
                                        ----------------------------------------
                                                     (Registrant)


Date:    August 13, 1998                       /s/ Stephen L. Shore
      ----------------------            ----------------------------------------
                                                   Stephen L. Shore
                                                      Controller
                                             (Principal Accounting Officer)

                                 EXHIBIT INDEX

     Exhibit
      Number                          Description
     --------                         -----------

        12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

        27          Financial Data Schedule