Form 10-Q
period 1998-09-30
GTE SOUTH INC
filed 1998-11-12
CIK 40878

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the quarterly period ended: SEPTEMBER 30, 1998

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from         to
                                              -------    -------

                         Commission File Number 2-36292


                             GTE SOUTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             VIRGINIA                                     56-0656680
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas               75038
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

        Registrant's telephone number, including area code 972-507-5000


                600 Hidden Ridge, HQE04B12 - Irving, Texas 75038
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         YES  [X]    NO  [ ]

The Company had 21,000,000 shares of $25 par value common stock outstanding at October 31, 1998. The Company's common stock is 100% owned by GTE Corporation.



===============================================================================

PART I.  FINANCIAL INFORMATION

                             GTE SOUTH INCORPORATED
                   Condensed Statements of Income (Unaudited)

                                            Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                           --------------------  --------------------
                                             1998       1997       1998        1997
                                           --------   --------   --------    --------
                                                     (Dollars in Millions)
REVENUES AND SALES
   Local services                          $  159.0   $  141.5   $  468.2    $  418.9
   Network access services                    160.9      158.9      483.0       451.6
   Toll services                               14.1       29.2       48.9        96.0
   Other services and sales                    58.7       43.7      167.9       139.1
                                           --------   --------   --------    --------

      Total revenues and sales                392.7      373.3    1,168.0     1,105.6
                                           --------   --------   --------    --------

OPERATING COSTS AND EXPENSES
   Cost of services and sales                 143.5      112.9      406.2       352.6
   Selling, general and administrative         55.4       43.3      159.9       146.0
   Depreciation and amortization               71.4       77.2      215.4       219.6
                                           --------   --------   --------    --------

      Total operating costs and expenses      270.3      233.4      781.5       718.2
                                           --------   --------   --------    --------

OPERATING INCOME                              122.4      139.9      386.5       387.4

OTHER EXPENSES
   Interest - net                              20.1       16.0       48.9        40.8
   Other - net                                   --         --         --         0.3
                                           --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                    102.3      123.9      337.6       346.3
   Income taxes                                39.7       47.3      131.0       131.9
                                           --------   --------   --------    --------

INCOME BEFORE EXTRAORDINARY CHARGE             62.6       76.6      206.6       214.4
   Extraordinary charge                          --         --       (0.2)         --
                                           --------   --------   --------    --------

NET INCOME                                 $   62.6   $   76.6   $  206.4    $  214.4
                                           ========   ========   ========    ========






Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                      Condensed Balance Sheets (Unaudited)


                                                 September 30,  December 31,
                                                     1998          1997
                                                 -------------  ------------
                                                     (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                     $      7.8    $     13.1
    Receivables, less allowances
      of $19.1 and $18.6                               269.2         248.5
    Accounts receivable from affiliates                  2.4          13.0
    Inventories and supplies                            32.0          24.4
    Other                                               21.4          11.2
                                                  ----------    ----------
       Total current assets                            332.8         310.2
                                                  ----------    ----------


Property, plant and equipment, at cost               4,487.1       4,285.7
Accumulated depreciation                            (2,821.9)     (2,664.0)
                                                  ----------    ----------
       Total property, plant and equipment, net      1,665.2       1,621.7
                                                  ----------    ----------


Prepaid pension costs                                  168.9         149.0
Other assets                                            16.1          13.7
                                                  ----------    ----------

Total assets                                      $  2,183.0    $  2,094.6
                                                  ==========    ==========












The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                Condensed Balance Sheets (Unaudited) - Continued


                                                  September 30, December 31,
                                                      1998         1997
                                                  ------------- ------------
                                                    (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt           $      4.1   $      4.2
    Notes payable to affiliate                           38.3        151.3
    Accounts payable                                     58.4         46.4
    Affiliate payables and accruals                      35.3         71.8
    Advanced billings and customer deposits              38.0         34.4
    Taxes payable                                        38.7         31.2
    Accrued interest                                      9.0         14.5
    Accrued payroll costs                                37.9         27.8
    Dividends payable                                    76.8         85.1
    Deferred income taxes                                42.0         43.4
    Other                                                17.0         27.2
                                                   ----------   ----------

       Total current liabilities                        395.5        537.3
                                                   ----------   ----------


Long-term debt                                          800.6        609.9
Deferred income taxes                                    97.4         52.4
Deferred employee benefit obligations                   171.0        172.7
Other liabilities                                        55.5         51.8
                                                   ----------   ----------

       Total liabilities                              1,520.0      1,424.1
                                                   ----------   ----------
Preferred stock, subject to mandatory
redemption                                                 --          2.7
                                                   ----------   ----------

Shareholders' equity
    Preferred stock                                       0.4          0.4
    Common stock (21,000,000 shares issued)             525.0        525.0
    Additional paid-in capital                           58.3         58.3
    Retained earnings                                    79.3         84.1
                                                   ----------   ----------

       Total shareholders' equity                       663.0        667.8
                                                   ----------   ----------

Total liabilities and shareholders' equity         $  2,183.0   $  2,094.6
                                                   ==========   ==========









The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                 Condensed Statements of Cash Flows (Unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                  ------------------------
                                                                      1998        1997
                                                                  -----------  -----------
                                                                    (Dollars in Millions)
OPERATIONS
    Income before extraordinary charge                            $     206.6  $     214.4
    Adjustments to reconcile income before extraordinary
      charge to net cash from operations:
         Depreciation and amortization                                  215.4        219.6
         Deferred income taxes                                           43.6        (10.2)
         Provision for uncollectible accounts                            19.0         15.2
         Changes in current assets and current liabilities              (67.9)       (76.9)
         Other - net                                                    (27.0)        (8.6)
                                                                  -----------  -----------
      Net cash from operations                                          389.7        353.5
                                                                  -----------  -----------
INVESTING
    Capital expenditures                                               (248.9)      (208.6)
                                                                  -----------  -----------
       Cash used in investing                                          (248.9)      (208.6)
                                                                  -----------  -----------
FINANCING
    Long-term debt issued                                               221.1         --
    Long-term debt and preferred stock retired,
      including premiums paid on early retirement                       (34.9)       (35.6)
    Dividends                                                          (219.4)      (191.6)
    Net change in affiliate notes                                      (112.9)        68.7
                                                                  -----------  -----------
       Net cash used in financing                                      (146.1)      (158.5)
                                                                  -----------  -----------
Decrease in cash and cash equivalents                                    (5.3)       (13.6)

Cash and cash equivalents:
    Beginning of period                                                  13.1         16.5
                                                                  -----------  -----------
    End of period                                                 $       7.8  $       2.9
                                                                  ===========  ===========






The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
              Notes to Condensed Financial Statements (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

GTE South Incorporated (the Company) is incorporated under the laws of the State of Virginia and is a subsidiary of GTE Corporation (GTE).

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

NOTE 2.  EXTRAORDINARY CHARGE

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.2 million, reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.

NOTE 3.  DEBT

In June 1998, the Company issued $225 million of 6.125% Series E Debentures, due 2007. The net proceeds were applied toward the repayment of short-term borrowings, financing the Company's construction program and for general corporate purposes.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

Employee Benefit Disclosures

In February 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful. The Company will provide the new disclosures in the 1998 Annual Report on Form 10-K. The adoption of SFAS No. 132 will have no impact on the results of operations or financial condition.

                             GTE SOUTH INCORPORATED
        Notes to Condensed Financial Statements (Unaudited) - Continued


Computer Software

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 defines internal-use software and requires that the cost of such software be capitalized and amortized over its useful life. Presently, the Company's practice is to capitalize initial operating system and certain application software and expense the cost of other software, including right-to-use fees. The Company is currently assessing the impact of capitalizing and amortizing the cost of all types of internal-use software as required by SOP 98-1, effective January 1, 1999.

Costs of Start-Up Activities

In April 1998, the AICPA also issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" to provide guidance to all non-governmental entities on financial reporting of costs of start-up activities. SOP 98-5 must be adopted not later than January 1, 1999, and requires that costs of start-up activities be expensed as incurred instead of being capitalized and amortized. It applies to start-up activities and costs of organization of both development stage and established operating entities. Based on the Company's current policy for costs of start-up activities, SOP 98-5 will not have an impact on the results of operations or financial condition.

Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is assessing the impact of adopting SFAS No. 133 and intends to implement as of January 1, 2000.

NOTE 5. PROPERTY REPOSITIONING

In April 1998, GTE announced its intention to reposition non-strategic access lines, including some access lines in the states served by the Company. These lines generally exhibit slower growth characteristics and do not earn their cost of capital. Many of these lines are in markets where the Company is facing competitors who have regulatory advantages in the areas of access pricing and Universal Service Fund subsidies. Specifically, access lines in the state of Illinois have been identified for purchase or trade. The identified assets constituted less than one percent of both the Company's total switched access lines and net plant at December 31, 1997. These access lines generated less than one percent of the Company's 1997 revenues. The Company's goal is to reach the first definitive agreement in the first quarter of 1999 and definitive agreements for all properties by mid-year 1999. Transition of the properties to the buyers will occur during the remainder of 1999 and into 2000.

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                           And Results of Operations


RESULTS OF OPERATIONS
(Dollars in Millions)
                                                 September 30,
                                        --------------------------------    Increase        Percent
Net income                                   1998             1997         (Decrease)        Change
----------                              ---------------  --------------- ---------------  -------------
    Three months ended                     $    62.6         $   76.6       $  (14.0)           (18)%
    Nine months ended                          206.4            214.4           (8.0)            (4)%

Year-to-date net income includes an extraordinary after-tax charge of $0.2 million related to the early retirement of debt. Excluding this charge, year-to-date net income declined by 4% or $7.8 million during the period. The three and nine month declines are primarily due to lower toll revenues and higher operating expenses, partially offset by increased local service and other revenues.


REVENUES AND SALES
(Dollars in Millions)       Three Months Ended
                              September 30,
                           --------------------       Increase      Percent
                              1998         1997      (Decrease)      Change
                           ----------   ----------   ----------     -------
Local services             $  159.0     $  141.5     $   17.5        12%
Network access services       160.9        158.9          2.0         1%
Toll services                  14.1         29.2        (15.1)      (52)%
Other services and sales       58.7         43.7         15.0        34%
                           --------     --------     --------
  Total revenues and sales $  392.7     $  373.3     $   19.4         5%
                           ========     ========     ========


(Dollars in Millions)          Nine Months Ended
                                  September 30,
                           -----------------------    Increase      Percent
                              1998         1997      (Decrease)     Change
                           ----------   ----------   ----------     -------
Local services             $   468.2    $  418.9     $   49.3        12%
Network access services        483.0       451.6         31.4         7%
Toll services                   48.9        96.0        (47.1)      (49)%
Other services and sales       167.9       139.1         28.8        21%
                           ---------    --------     --------
  Total revenues and sales $ 1,168.0    $1,105.6     $   62.4         6%
                           =========    ========     ========


Local Services Revenues

Access lines were 6% higher for the three and nine months ended September 30, 1998 generating increased revenues of $6.9 million for the three months and $20.4 million for the nine months from basic local services, CentraNet(R), Integrated Services Digital Network and Digital Channel Services. Demand for enhanced custom calling features, such as SmartCall(R) services, also contributed to the increase in local service revenues in the amount of $3.1 million and $12.1 million for both the three and nine months ended September 30, 1998, respectively.

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


Network Access Services Revenues

Demand for access services by interexchange carriers resulted in a 10% and 11% growth in minutes of use for the three and nine months ended September 30, 1998, respectively, generating $8.6 million and $26.8 million in revenues for the respective periods. Special access revenues grew by $8.6 million in the third quarter and $23.9 million year-to-date due to greater demand for increased bandwidth by Internet Service Providers (ISPs) and other high-capacity users. These increases are partially offset by a decrease of $5.8 million and $20.5 million for the three and nine month periods, respectively, resulting from intrastate access price reductions in Alabama, Kentucky, North Carolina, South Carolina and Virginia. In addition, the impact of interstate access rate changes from the 1998 Federal Communications Commission (FCC) price cap reduced third quarter revenues by $3.2 million. (For additional information see "FEDERAL REGULATORY DEVELOPMENTS - Interstate Access Revision.")

Toll Services Revenues

The decreases in toll service revenues were primarily due to lower toll volumes resulting from intraLATA (local access transport area) toll competition, including 10-10-XXX and 1+ presubscription, and the impact of optional discount calling plans, which effectively lowered intrastate toll rates.

Other Services and Sales Revenues

Other services and sales revenues increased for the three and nine months ended September 30, 1998 primarily due to increases of $3.0 million and $4.0 million in directory advertising revenues, $2.5 million and $8.3 million in billing and collection service revenues, $2.4 million and $2.7 million in equipment sales, and $2.3 million and $5.7 million in revenues resulting from the FCC's order increasing payphone compensation from interexchange carriers. (For additional information see "FEDERAL REGULATORY DEVELOPMENTS - Payphone Orders.")


OPERATING COSTS AND EXPENSES
(Dollars in Millions)

                                                          Three Months Ended
                                                             September 30,
                                                       -------------------------       Increase        Percent
                                                         1998            1997         (Decrease)       Change
                                                       ---------       ---------      ----------      --------
    Cost of services and sales                         $   143.5       $   112.9      $     30.6           27%
    Selling, general and administrative                     55.4            43.3            12.1           28%
    Depreciation and amortization                           71.4            77.2            (5.8)          (8)%
                                                       ---------       ---------      ----------

      Total operating costs and expenses               $   270.3       $   233.4      $     36.9           16%
                                                       =========       =========      ==========

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


(Dollars in Millions)


                                                         Nine Months Ended
                                                             September 30,
                                                       -------------------------        Increase       Percent
                                                          1998            1997         (Decrease)      Change
                                                       ---------       ---------      ------------   ---------
    Cost of services and sales                         $   406.2       $   352.6      $   53.6           15%
    Selling, general and administrative                    159.9           146.0          13.9           10%
    Depreciation and amortization                          215.4           219.6          (4.2)          (2)%
                                                       ---------       ---------      --------

      Total operating costs and expenses               $   781.5       $   718.2     $    63.3            9%
                                                       =========       =========     =========

The increases in total operating costs and expenses are primarily attributable to higher labor costs of $14.3 million and $22.3 million for the three and nine month periods ended September 30, 1998 associated with customer service on increased line growth and customer demand for products and services. The increases also include $8.3 million and $16.3 million for the three and nine month periods ended September 30, 1998 for the expansion of daily operating hours of the customer care centers. Additional increases are related to a rise in maintenance and repair costs associated with storm damage within the Company's service territories. Depreciation and amortization decreased for the three and nine months ended September 30, 1998 primarily due to an adjustment of depreciation rates in the fourth quarter of 1997.


OTHER INCOME STATEMENT ITEMS

Interest-net increased 26% or $4.1 million in the third quarter of 1998 and 20% or $8.1 million year-to-date, compared to the same periods in 1997. The increase is primarily due to an increase in interest expense due to higher average long-term debt levels.

Income taxes decreased 16% or $7.6 million in the third quarter of 1998 and 1% or $0.9 million year-to-date, compared to the same periods in 1997. These decreases are primarily due to corresponding decreases in pretax income and other tax adjustments.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.2 million reflecting premiums paid on the redemption of high-coupon debt prior to stated maturity.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends.

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from the Company's parent, GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit.

The Company's primary source of funds during the first nine months of 1998 was cash from operations of $389.7 million compared to $353.5 million for the same period in 1997. The year-to-year increase in cash from operations is due in part to a decrease in the Company's working capital requirements.

The Company's capital expenditures during the first nine months of 1998 were $248.9 million compared to $208.6 million for the same period in 1997. The majority of new investment is being made to meet the demands of growth, modernize facilities and develop and install new software, all of which are required to support new products and enhanced services. The Company anticipates overall capital expenditures for 1998 to increase slightly from the 1997 level, reflecting the continued expansion of existing networks.

Cash used in financing activities was $146.1 million during the first nine months of 1998 compared to $158.5 million for the same period in 1997. This included dividend payments of $219.4 million during the first nine months of 1998 compared to $191.6 million for the same period in 1997. Short-term financing, representing the net change in affiliate notes, decreased $112.9 million for the first nine months of 1998, compared to an increase of $68.7 million for the same period in 1997. During the first nine months of 1998, the Company paid a total of $34.9 million for the retirement of long-term debt and preferred stock compared to $35.6 million in 1997. Retirements for 1998 included $0.4 million pretax in premiums on the retirement of long-term debt and preferred stock redeemed prior to stated maturity compared to $0.3 million pretax in premiums for 1997. The Company issued $225.0 million of 6.125% Series E debentures in June 1998. The proceeds were used to repay short-term borrowings, to finance a portion of the Company's construction program, and for general corporate purposes.

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


FEDERAL REGULATORY DEVELOPMENTS

Interstate Access Revision

The Company filed interstate access revisions during 1997 that became effective June 3, 1997 and July 1, 1997. Overall, these filings resulted in a net annual price increase of $12.1 million. On December 1, 1997, the FCC issued an order to file revised access rates effective January 1, 1998, which resulted in interstate access revenue reductions of approximately $2.8 million annually. In May 1997, the FCC also ordered significant changes that altered the structure of access charges collected by the Company, effective January 1, 1998. Generally, the FCC reduced and restructured the per minute charges paid by long-distance carriers and implemented new per-line charges. The FCC also created an access charge structure that resulted in different access charges for residential primary and secondary lines and single line and multi-line business access lines. In aggregate, the reductions in usage sensitive access charges of $11.7 million paid by long-distance carriers exceed the new per-line charges and the charges paid by end-user customers of $10.2 million annually. Effective July 1, 1998, access charges were further reduced by $14.6 million annually in compliance with FCC requirements to reflect the impacts of access charge reform.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long distance calls. GTE and numerous other parties challenged the FCC's decisions in this order before the Eighth Circuit Court of Appeals based on the belief that the FCC did not eliminate the universal service subsidies hidden within interstate access charges as directed by the Telecommunications Act of 1996 (TA96), and that the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit announced its decision on the multiple appeals of the FCC Access Reform Order. The opinion denies all of the petitions for review of the access charge order. The Company is considering its options.

In October 1998, the FCC began a proceeding to "refresh the record" used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its "market based" access charge reform approach, or to adopt a "prescriptive" approach.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the TA96's provision on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


Circuit on the grounds that the FCC did not follow the requirements of the TA96 to develop a sufficient, explicit and competitively neutral universal service program. Oral argument is scheduled for December 1998. A final decision on the appeal is expected to be issued by mid-1999.

In its Order on Reconsideration dated July 13, 1998, the FCC referred some key issues back to the Federal-State Joint Board (the Board) on universal service. The Board's recommendations are due in the fourth quarter of 1998. In its October 22, 1998 Order, the FCC selected a "synthesis" model platform for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. The implementation date of the new universal service mechanism for non-rural carriers was moved to July 1999. The Company is assessing the Order and its options.

The Eighth Circuit Court ruling on FCC access reform (see previous discussion of "Interstate Access Revision") also impacts universal service. Specifically, the FCC is not required to eliminate all implicit subsidies before the explicit universal service mechanism is implemented in July 1999.

Payphone Orders

On June 4, 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the TA96. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for all calls originating from payphones, including credit card and toll-free calls for which PSPs were not previously compensated.

Subsequently, on October 9, 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Order and Report mentioned above. In this second order, the FCC established a new per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning October 9, 1997.

On April 3, 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. GTE will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. This matter is before the FCC as discussed above.

In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review is whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year. Associated with the FCC's current activity to "refresh the record" for access reform discussed above, the FCC will decide whether the 6.5% productivity offset should be changed.

STATE REGULATORY DEVELOPMENTS

Alabama

In February 1997, the Alabama Public Service Commission (APSC) issued a decision in the Company's arbitration with AT&T Corp. (AT&T) to determine interconnection, resale and unbundling terms and conditions. The interim wholesale discount rate for retail services was set at 23%. In May 1997, the APSC issued its final decision, in which no material changes were made to its original order. In June 1997, the Company and AT&T filed a composite agreement pursuant to the APSC's directive. Both parties filed letters with the APSC objecting to certain language contained in the composite agreement. In December 1997, the APSC changed the discount rate to 21.1%. In January 1998, the Company filed a petition asking the APSC to modify the discount rate using updated data. The Company requested the APSC to modify the discount rate to 13.3% if 1995 data is used or to 11.4% if 1996 data is used. In July 1998, the APSC issued an order granting the Company's motion for rehearing. Following an August 1998 hearing, the Company filed a proposed order. The Company is currently awaiting an APSC order.

In February 1998, the APSC held a hearing to set the Company's permanent unbundled network element (UNE) rates. The Company's position was virtually uncontested. The APSC is expected to issue a final decision by the first quarter of 1999.

In February 1998, the APSC held hearings to determine the appropriate cost model and revenue benchmark for purposes of developing an intrastate

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


universal service fund (USF) mechanism. The APSC issued an order in July 1998 deferring the decision to the FCC for the interstate portion of USF. A second order will be forthcoming which will detail how the intrastate portion will be addressed.

Illinois

In October 1996, the Illinois Commerce Commission initiated its investigation into the Company's cost studies to establish rates for interconnection, UNEs and transport and termination of traffic. The proceeding addressed wholesale rates separately from UNEs, with each issue having a separate procedural schedule. Cost studies for UNEs were filed in the first quarter of 1998 and were refiled during June 1998. Initial and Reply Briefs relating to wholesale rates were filed in August 1998, and the Hearing Examiner's Proposed Order is expected by year-end 1998. During a status hearing held in October 1998, the Hearing Examiner approved the interim UNE rates agreed upon by the Company and AT&T, which are the rates filed by the Company in the AT&T arbitration proceeding. These rates will be utilized pending the issuance of final UNE rates, and will become effective upon the filing and approval of the parties' interconnection agreement. The next status hearing is currently scheduled in April 1999.

Kentucky

The Kentucky Public Service Commission (KPSC) established a competitively neutral, portable intrastate USF, funded by all telecommunications providers in Kentucky, to cover the ILEC's non-traffic sensitive (NTS) costs and the cost of a new statewide Lifeline service offering. As a result, the Company would reduce access and toll rates and recover its NTS costs from the USF. The details of implementation of the USF were determined during a formal proceeding which began in November 1997. The KPSC announced that its decision to transfer the local exchange carriers (LEC's) NTS costs to the USF will be reconsidered during the formal proceeding. In May 1998, the KPSC issued a final order selecting the cost model for calculating the USF high cost support. The order would assign $36 million of intrastate support to the Company and would require offsetting rate reductions of a like amount. The Company filed a Petition for Rehearing with the KPSC in June 1998. In July 1998, the KPSC granted the Company's motion to rehear all issues except the cost model to be used. A final order and revised level of universal service support is expected during the fourth quarter of 1998.

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


North Carolina

The North Carolina Utilities Commission (NCUC) held hearings during February 1998 to determine the appropriate cost studies to be submitted to the FCC for use in the determination of USF funding levels and to resolve other USF issues. In April 1998, the NCUC issued an order adopting its preferred cost model. The model was subsequently filed with the FCC as the NCUC's preferred model used to calculate USF funding levels. Because the Company disagrees with the cost inputs recommended in the NCUC's Order, the Company filed for reconsideration in May 1998. This request was denied.

The NCUC established a separate docket to consider all other universal service issues not related to the cost studies. The purpose of this docket is to address the size of the fund, the administration of the fund and other specific issues associated with the implementation of a state universal service support system. Hearings were held in June 1998. Parties filed their proposed orders in August 1998. In October 1998, the NCUC issued an order which will continue its investigation of the appropriate size of the state USF into 1999.

The docket to establish permanent UNE prices for the LECs is currently pending a NCUC order. Hearings took place in March 1998. A decision is expected during the fourth quarter of 1998.

South Carolina

The South Carolina Public Service Commission (SCPSC) held hearings in August 1997 to determine guidelines for an intrastate USF. An order adopting the guidelines was issued in September 1997. Hearings to finalize other issues, including the size of the USF and the cost model to be used and recommended to the FCC, were held in March 1998. In its order in May 1998, the SCPSC adopted its cost model for calculating universal service support and filed this model with the FCC. The Company has not filed any opposition to the SCPSC's Order. The SCPSC's order deferred issues regarding the implementation of the USF to a later date. These are expected to be addressed by year-end 1998.

Virginia

The interconnection arbitration dockets for AT&T Communications of Virginia, Inc. (AT&T), Cox Fibernet Commercial Services, Inc. (Cox), MCI Telecommunications Corporation et al (MCI), and Sprint Communications Company L.P. (Sprint) were decided collectively for pricing issues in December 1996. Non-pricing issues were decided in December 1996 for AT&T and Cox and in January 1997 for MCI and Sprint. These decisions reaffirmed the

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


interconnection rates issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the VSCC's arbitration determinations. In May 1998, the Court ruled against the Company in this case. The Company filed an appeal with the U.S. Court of Appeals in June 1998.

In August 1997, the VSCC issued an order in the Company's revenue rate rebalancing case which contained an annual rate reduction of $27.4 million effective as of October 7, 1997. Local rates were increased by $2 while touch tone was reduced by an equivalent amount. Toll and access rates were also reduced. The Company appealed to the Virginia Supreme Court, but the matter was dismissed as premature because the VSCC had not ruled on all the issues in the case. The Company is waiting on a final order so it can appeal to the Virginia Supreme Court.

Virginia regulates the Company under an alternative regulatory plan which provides a cap on earnings. All earnings in excess of the cap are subject to refund through the Annual Informational Filing (AIF) process. The Company has AIFs that are open for the years from 1992 through 1998. The VSCC staff has not yet issued final reports for the above years.

RECENT DEVELOPMENTS

Proposed GTE/Bell Atlantic Merger

On July 27, 1998, GTE and Bell Atlantic Corporation (Bell Atlantic) entered into a merger agreement providing for the combination of the two companies in a merger of equals transaction. Under terms of the definitive agreement, which was unanimously approved by the board of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is expected to be accounted for as a pooling of interests, is subject to shareholder and regulatory approval, and is expected to be completed during the second half of 1999. For additional information regarding the merger, refer to the Form 8-K filed by GTE dated July 27, 1998.

Property Repositioning

In April 1998, GTE announced a series of actions designed to further sharpen its strategic focus and improve its competitive position by repositioning non-strategic properties and reducing costs. GTE expects to generate after-tax proceeds of $2 billion to $3 billion by selling non-strategic or under-performing operations and plans to reduce annual costs by more than $500 million through improved efficiencies and productivity while it continues to invest in new high-growth opportunities. The impact of this announcement is under ongoing review. Specifically, access lines in the State of Illinois have been identified for purchase or trade. The identified assets constituted less than one percent for both the Company's total switched access lines and net plant at December 31, 1997. These access lines generated less than one percent of the Company's 1997 revenues. The Company's goal is to reach the first definitive agreement in the first quarter of 1999 and definitive agreements for all properties by mid-year 1999. Transition of the properties to the buyers will occur during the remainder of 1999 and into 2000.

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact the telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, GTE also depends on certain, material external supplier products that it must verify as Year 2000 compliant in their condition of use. GTE's program methodology is very similar to the General Accounting Office (GAO) methodology and in 1997 GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that its core operations and essential functions will be ready for the millennium transition.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 4) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 63% complete as of September 30, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to 12% of GTE's overall Year 2000 budget.
These funds are planned for program closeout and verification in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 69% of GTE's digital access lines are already operational using Year 2000 compliant central office switches. Additionally, over 75% of GTE's legacy software has been remediated. Over the next nine months GTE's focus will be the deployment of these systems throughout operations and the testing of those systems under actual operating conditions.

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


Using the nomenclature of the GAO, GTE's Year 2000 program can be characterized as follows: Management, including transition into the Year 2000, is 43% complete, with a projected end date of March 2000; Awareness is approximately 60% complete and is expected to continue until June 1999; System Assessment is approximately 62% complete and is expected to be completed by December 1998; System Renovation, including supplier products, is approximately 76% complete, with intended completion by December 1998 for essential functions; Validation, including enterprise testing in operational environments, is 44% complete, with an expected completion in June 1999; and Implementation, including regional deployment, is 63% complete, with an expected completion in June 1999.

In summary, compliant product rollout (deployment) and enterprise testing of GTE's telecommunications-related businesses, including national and international interoperability and verification, are presently expected to be complete by the end of June 1999. Due to its relatively recent acquisition of BBN Corporation, GTE's data initiative is presently targeting completion of its key infrastructure systems by the end of September 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000-compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of September 30, 1998, Year 2000-compliant versions, or suitable alternatives, for 53% of these vital supplier products have been provided. GTE presently expects that by December 31, 1998, Year 2000-compliant versions, or suitable alternatives, of third-party supplier products for GTE's critical or major legacy and support systems will have been delivered.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. Separately, GTE's corporate internal and external auditors conduct periodic reviews of each business unit's Year 2000 activities and report significant findings, if any, to business unit and corporate management.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through September 30, 1998, expenditures totaled $177 million. Year 2000 remediation costs are expensed in the year incurred. These expenditures constitute approximately 6% of the 1998 IT budget and are projected to be approximately 4% of the 1999 IT budget. The current estimate for the cost of remediation for the Company is approximately $18.5 million. Through September 30, 1998 expenditures totaled $8.1 million.

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


GTE has not elected to replace, or to accelerate the schedule of a planned replacement of, systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both corporate employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 78% of GTE's program effort involves U.S. domestic operations of all types. Twenty-two percent (22%) of the effort is dedicated to GTE's international operations.

Risks of Year 2000 Issues

GTE has begun to examine the risks associated with its "most reasonably likely worst case Year 2000 scenarios." To date, GTE has no indication that any specific function or system is so deficient in technical progress as to threaten GTE's present schedule. GTE's program and plans currently indicate a compliant network infrastructure to be deployed by the end of June 1999. A general, unspecific, schedule shift that would erode progress beyond January 1, 2000, cannot reasonably be calculated. If, however, there were a schedule delay lasting no more than six months, such schedule erosion would likely affect only nonessential systems due to the prioritization of work schedules.

Other scenarios might include a possible but presently unforeseen failure of key supplier or customer business processes or systems. This situation could conceivably persist for some months after the millennium transition and could lead to possible revenue losses. GTE's present assessment of its key suppliers and customers does not indicate that this scenario is likely.

To date, GTE has not encountered any conditions requiring tactical contingency planning to its existing Year 2000 program; however, contingency planning for business and network operations and customer contact during 1999 and 2000 is ongoing.

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone

                             GTE SOUTH INCORPORATED

          Management's Discussion and Analysis of Financial Condition
                     And Results of Operations - Continued


impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information contained in this Management's Discussion and Analysis with respect to expected financial results and future events and trends is forward-looking, based on the Company's estimates and assumptions and is subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of pending and potential future federal, state and local regulatory initiatives and proceedings, and judicial review of those initiatives and proceedings pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; (5) the success and expense of our remediation efforts and those of our suppliers, customers and all interconnecting carriers in achieving Year 2000 compliance; and (6) the success of new GTE products, services and businesses such as bundled services through marketing and sales initiatives.

PART II.       OTHER INFORMATION

                             GTE SOUTH INCORPORATED


Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits required by Item 601 of Regulation S-K.

                   12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

                   27  Financial Data Schedule

               (b) The Company filed no reports on Form 8-K during the third quarter of 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 GTE South Incorporated
                                               --------------------------------
                                                     (Registrant)




Date:           November 12, 1998                /s/ Stephen L. Shore
          ------------------------------       --------------------------------
                                                     Stephen L. Shore
                                                        Controller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit
      Number                                Description
-------------------        ----------------------------------------------------

        12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

        27                 Financial Data Schedule