Form 10-K405
period 1998-12-31
GTE SOUTH INC
filed 1999-03-31
CIK 40878

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         (Mark One)

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the fiscal year ended: DECEMBER 31, 1998

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the transition period from _____ to _____

                         Commission File Number 2-36292

                             GTE SOUTH INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        VIRGINIA                                                 56-0656680
            (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)

     1255 Corporate Drive, SVC04C08 - Irving, Texas                                 75038

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company had 21,000,000 shares of $25 par value common stock outstanding at February 28, 1999. The Company's common stock is 100% owned by GTE Corporation.

PART I

Item 1.  Business

GTE South Incorporated (the Company) was incorporated in Virginia on July 29, 1947. The Company is a wholly-owned subsidiary of GTE Corporation (GTE) and provides communications services in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia.

The Company's principal line of business is providing communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. The Company provides local telephone service within its franchise area and intraLATA (Local Access Transport Area) toll service between the Company's facilities and the facilities of other telephone companies within the Company's LATAs. InterLATA service to other points in and out of the states in which the Company operates is provided through connection with long distance carriers (IXCs). These common carriers are charged fees (access charges) for interconnection to the Company's local facilities. Business and residential customers also pay access charges to connect to the local network to obtain long distance service. The Company earns other revenues by providing such services as billing and collection and operator services to IXCs.

The number of access lines in the states in which the Company operates as of December 31, 1998, was as follows:

                                                Access
                 State                       Lines Served
           ------------------               ---------------
           Alabama                                  177,893
           Illinois                                  46,874
           Kentucky                                 669,859
           North Carolina                           598,748
           South Carolina                           244,624
           Virginia                                 745,606
                                            ---------------
              Total                               2,483,604
                                            ===============

At December 31, 1998, the Company had 5,070 employees.

The Company has written agreements with the Communications Workers of America
(CWA) and International Brotherhood of Electrical Workers (IBEW) covering substantially all non-management employees. A new agreement was negotiated with the IBEW in Kentucky in 1998. The agreements with the CWA in Alabama and North Carolina expire in March 1999 and December 1999, respectively. The agreement with the IBEW in North Carolina expires in October 1999. No significant problems are expected in reaching new agreements. Four additional agreements expire in 2000 or 2001.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia for its intrastate business operations and by the Federal Communications Commission
(FCC) for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive local exchange carriers (LECs). A number of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by long-distance carriers and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by long-distance carriers were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Report and Order mentioned above. In this second Order, the FCC established a new non-coin per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of
24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP's local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999. The FCC is investigating the costs supporting the filing.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

Further information regarding the Company's activities with the various state regulatory agencies is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - "REGULATORY AND COMPETITIVE TRENDS - INTRASTATE SERVICES."


OTHER DEVELOPMENTS

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, access lines in the state of Illinois have been identified for sale or trade. The identified assets constituted less than 1% of the average switched access lines that the Company had in service during 1998. FCC and state commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur during 1999 and into 2000.

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations. The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.


ENVIRONMENTAL MATTERS

GTE maintains monitoring and compliance programs related to environmental matters. The Company's annual expenditures for environmental compliance have not been and are not expected to be material. Costs incurred include outlays required to keep existing operations in compliance with environmental regulations and an underground storage tank replacement program.

Item 2.  Properties

The Company's property consists principally of land, structures and equipment required to provide various telecommunications services. All of these properties, located in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia, are generally in good operating condition and are adequate to satisfy the needs of the business. Substantially all of the Company's property is subject to the liens of its respective mortgages securing funded debt. From January 1, 1994 to December 31, 1998, the Company made capital expenditures of $1.5 billion for new plant and facilities required to meet telecommunication service needs and to modernize plant and facilities. These additions were equal to 33% of gross plant of $4.5 billion at December 31, 1998.


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

SHAREHOLDER SERVICES
BankBoston, N.A., Transfer Agent and Registrar for GTE and the Company's common stock and preferred stock, should be contacted with any questions relating to shareholder accounts. This includes the following:

o  Account information                   o  Statements and reports
o  Dividends                             o  Change of address
o  Market prices                         o  Lost certificates
o  Transfer instructions

Shareholders may call toll-free at 800/225-5160 anytime, seven days a week. Customer Service Representatives are available Monday through Friday between the hours of 8 a.m. and 5 p.m. Eastern Time. Outside the United States call 781/575-2990.

Or write to BankBoston, N.A.; c/o EquiServe, L.P.; P.O. Box 8031; Boston, MA 02266-8031

Shareholders with e-mail addresses can send inquiries to http://www.equiserve.com

For overnight delivery services, use the following address:

         BankBoston, N.A.
         c/o EquiServe, L.P.
         Blue Hills Office Park
         150 Royall Street
         Mail Stop 4502-60
         Canton, MA 02021

The BankBoston, N.A. address where shareholders, banks and brokers may deliver certificates:

         Securities Transfers and Reporting Services
         100 William St., Galleria
         New York, NY 10038

PARENT COMPANY ANNUAL REPORT
To obtain a copy of the 1998 annual report of our parent company or the annual Form 10-K filed with the Securities and Exchange Commission, call 800/225-5160.

INFORMATION VIA THE INTERNET
World Wide Web users can access information about GTE at:  http://www.gte.com

OTHER SECURITIES
Questions regarding the bonds, debentures and preferred securities of the Company should be directed to Treasury Department - Capital Markets, GTE Corporation, 1255 Corporate Drive, Irving, TX 75038, or call 972/507-5038.

PRODUCTS AND SERVICES HOTLINE
Shareholders may call 800/828-7280 to receive information concerning GTE products and services.

DIVERSITY AT GTE
The Company and GTE strive to be a workplace of choice in which people of diverse backgrounds are valued, challenged, acknowledged and rewarded, leading to higher levels of fulfillment and productivity. A copy of our Diversity at GTE brochure is available upon request from the GTE Corporate Secretary's Office.

Item 6.  Selected Financial Data

GTE SOUTH INCORPORATED

Selected Income Statement Items (a)               1998 (b)        1997         1996        1995 (c)        1994
-----------------------------------               --------      --------     --------      --------      --------
                                                                       (Dollars in Millions)
Revenues and sales                                $1,583.6      $1,494.0     $1,417.7      $1,319.1      $1,250.4
Operating costs and expenses                       1,046.3         975.2        965.3         956.9         982.1
                                                  --------      --------     --------      --------      --------

Operating income                                     537.3         518.8        452.4         362.2         268.3
Interest - net                                        66.2          54.3         46.3          57.7          57.6
Other - net                                             --           0.3        (15.1)        (20.0)          4.2
Income taxes                                         178.5         176.5        160.5         121.9          77.3
                                                  --------      --------     --------      --------      --------
Income before extraordinary charges                  292.6         287.7        260.7         202.6         129.2
Extraordinary charges                                 (0.2)           --           --        (509.9)           --
                                                  --------      --------     --------      --------      --------
Net income (loss)                                 $  292.4      $  287.7     $  260.7      $ (307.3)     $  129.2
                                                  ========      ========     ========      ========      ========

Dividends declared on common stock                $  272.2      $  298.7     $  187.0      $  117.9      $  168.7
Dividends declared on preferred stock                  0.1           0.2          0.1           0.2           0.2


Selected Balance Sheet Items
----------------------------

Property, plant and equipment, net                $1,700.2      $1,621.7     $1,588.0      $1,566.2      $2,402.9
Total assets                                       2,223.5       2,094.6      2,005.3       1,902.7       2,762.1
Long-term debt and preferred stock,
  subject to mandatory redemption                    796.6         612.6        638.7         726.1         597.2
Shareholders' equity                                 687.8         667.8        678.9         605.4       1,030.7



-------------------------------------------------------------------------------

(a) Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

(b)  See Note 4 to the financial statements included in Item 8.

(c) In the fourth quarter of 1995, the Company discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," resulting in a non-cash, after-tax extraordinary charge of $497.5 million (net of tax benefits of $323.3 million). The charge primarily represented a reduction in the net book value of telephone plant and equipment through an increase in accumulated depreciation. In addition, during 1995, the Company redeemed long-term debt prior to stated maturity, resulting in an after-tax extraordinary charge of $12.4 million (net of tax benefits of $8.1 million).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OPERATIONS

GTE South Incorporated (the Company), a wholly-owned subsidiary of GTE Corporation (GTE), provides local-exchange, network access and toll services in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. At December 31, 1998, the Company served 2,483,604 access lines in its service territories.


RESULTS OF OPERATIONS
(Dollars in Millions)

                                       Years Ended December 31,
                              --------------------------------------------
                                  1998            1997           1996
                              -------------   -------------  -------------

     Net income                 $ 292.4         $ 287.7        $ 260.7



Net income increased 2% or $4.7 million in 1998 and 10% or $27.0 million in 1997. Net income for 1998 includes an extraordinary after-tax charge of $0.2 million related to the early retirement of debt. The 1998 increase reflects higher local and network access revenues, partially offset by lower toll services revenues and higher operating costs and expenses. The 1997 increase is primarily the result of an increase in local and network access revenues, reflecting customer growth, partially offset by lower toll services revenues and higher operating costs and expenses.


REVENUES AND SALES
(Dollars in Millions)

                                       Years Ended December 31,
                                       ------------------------     Increase      Percent
                                         1998            1997      (Decrease)     Change
                                       --------        --------    ----------     --------
Local services                         $  630.8        $  566.9     $   63.9         11%
Network access services                   651.5           609.1         42.4          7%
Toll services                              63.8           113.5        (49.7)       (44)%
Other services and sales                  237.5           204.5         33.0         16%
                                       --------        --------     --------

   Total revenues and sales            $1,583.6        $1,494.0     $   89.6          6%

                                       Years Ended December 31,
                                       ------------------------     Increase       Percent
                                         1997            1996      (Decrease)      Change
                                       --------        --------    ----------     --------
Local services                         $  566.9        $  532.5     $   34.4           6%
Network access services                   609.1           562.2         46.9           8%
Toll services                             113.5           131.7        (18.2)        (14)%
Other services and sales                  204.5           191.3         13.2           7%
                                       --------        --------     --------

Total revenues and sales               $1,494.0        $1,417.7     $   76.3           5%

Local services revenues

Local services revenues are based on fees charged to customers for providing local-exchange service within designated franchise areas. Access line growth of 6% in 1998 generated additional revenues of $25.7 million from basic local services, CentraNet(R) services, Integrated Services Digital Network (ISDN) and Digital Channel Services (DCS). The 1998 increase reflects growth in revenues of $14.6 million from enhanced custom calling features, such as SmartCall(R) services. The 1998 increase is also due to $18.4 million less revenues being reserved than in 1997 for the sharing provisions of the alternative regulatory plan in Virginia (as discussed in "Regulatory and Competitive Trends - Intrastate Services").

In 1997, access line growth of 6% generated $26.5 million of revenues from basic local services, CentraNet(R) services, ISDN and DCS. In addition, demand for custom calling features contributed $10.1 million to the 1997 increase. The 1997 increase is partially offset by the $11.2 million unfavorable impact of the Virginia sharing provisions.

Network Access Services Revenues

Network access services revenues are based on fees charged to interexchange carriers (IXCs) that use the Company's local-exchange network in providing long distance services. In addition, business and residential customers pay access fees to connect to the local network to obtain long distance service. Cellular service providers and other local-exchange carriers (LECs) also pay access charges for cellular and intraLATA (Local Access and Transport Area) toll calls transported by the Company. Demand for access services by interexchange carriers for 1998 resulted in a 10% growth in minutes of use generating $34.1 million in revenues. Special access revenues in 1998 grew by $31.4 million due to greater demand for increased bandwidth services by high-capacity users. These increases are partially offset by the impact of intrastate access price reductions of $11.7 million in Virginia, $2.6 million in South Carolina, $2.6 million in Alabama and $3.9 million in Kentucky. In addition, the impact of interstate access rate changes from the 1997 and 1998 FCC price cap reduced 1998 revenues by $1.1 million.

The 1997 increase in network access services revenues includes the effects of an 11% increase in minutes of use, which generated additional revenues of $31.6 million. Special access revenues grew $19.2 million for 1997 due to greater demand for increased bandwidth services by high-capacity users. The increase in network access revenues is also attributable to an increase in the universal service fund (USF) support of $7.0 million. These increases are partially offset by the impact of intrastate access price reductions of $4.2 million in Virginia, $3.7 million in South Carolina, $2.2 million in Alabama and $1.3 million in Kentucky.

Toll Services Revenues

Toll service revenues are based on fees charged for service beyond a customer's local calling area but within the LATA. The decline in revenues for 1998 and 1997 is attributable to lower toll volumes, primarily related to intraLATA toll competition, and the impact of optional discount calling plans, which effectively lowered intrastate toll rates. The decrease in revenues for 1997 was also attributable to the impact of unfavorable settlement activities of $4.6 million.

Other Services and Sales Revenues

Other services and sales revenues increased in 1998 primarily due to increases of $9.8 million in billing and collection service revenues, $2.3 million in directory advertising revenues, $4.9 million from equipment sales, $3.4 million resulting from the FCC's order on payphone interim compensation (as discussed in "Regulatory and Competitive Trends - Interstate Services"), $3.6 million from growth in revenues from paging and voice messaging services, and $2.0 million in database services. The 1997 increase reflects the favorable impact of the FCC's order on payphone interim compensation of $4.0 million and growth in revenues from paging and voice messaging services of $2.5 million.

OPERATING COSTS AND EXPENSES
(Dollars in Millions)

                                        Years Ended December 31,
                                        -----------------------             Percent
                                           1998         1997     Increase   Change
                                         --------     --------   --------  --------
Cost of services and sales               $  536.8     $  501.9   $   34.9       7 %
Selling, general and administrative         220.9        199.4       21.5      11 %
Depreciation and amortization               288.6        273.9       14.7       5 %
                                         --------     --------   --------

  Total operating costs and expenses     $1,046.3     $  975.2   $   71.1       7 %


                                       Years Ended December 31,
                                       ------------------------  Increase   Percent
                                           1997       1996      (Decrease)  Change
                                         --------   --------    ----------  -------
Cost of services and sales               $  501.9   $  492.0    $    9.9       2 %
Selling, general and administrative         199.4      194.8         4.6       2 %
Depreciation and amortization               273.9      278.5        (4.6)     (2)%
                                         --------   --------    --------

  Total operating costs and expenses     $  975.2   $  965.3    $    9.9       1 %




The 1998 increase in operating costs and expenses is a result of increased labor costs of $19.9 million for the expansion of daily operating hours of the customer care centers. Additional increases of $10.8 million are related to a rise in maintenance and repair costs associated with storm damage within the Company's service territories. In addition, 1998 expense increased compared to 1997 due to pension settlement gains of $16.5 million recorded in 1997 resulting from lump-sum payments from the Company's benefit plans. Also, a reduction in depreciation rates in the third quarter of 1997 to reflect higher net salvage values of certain telephone plant and equipment resulted in a $14.7 million net increase in depreciation charges compared to 1997.

The 1997 increase in operating costs and expenses is due to a number of factors including higher advertising and promotional costs of $16.3 million aimed at stimulating sales of enhanced services and preserving market share in an increasingly competitive environment, higher access charges of $7.8 million incurred to terminate customers' intraLATA toll calls outside of the Company's service territories, higher rent expense of $7.8 million, higher labor and benefits costs of $13.0 million, which were incurred to support access line growth and customer demand for products and services, and $2.9 million in costs associated with implementation of local number portability. These increases were partially offset by a $6.5 million net decrease resulting from the impact of the Company's pension settlement gains. Pension settlement gains of $16.5 million, recorded in 1997, which resulted from lump-sum payments from the Company's pension plans, were partially offset by settlement gains of $10.0 million recorded in 1996. The increase in operating costs and expenses is also offset, in part, by administrative productivity gains of $21.9 million achieved during 1997. The change in operating costs and expenses also reflect the $2.3 million favorable impact of inside wire maintenance settlement costs that were recorded during 1996. A reduction in depreciation rates to reflect higher net salvage values of certain telephone plant and equipment, was partially offset by higher depreciation charges associated with additions to plant, which resulted in a $4.6 million net decrease in depreciation charges.

OTHER (INCOME) EXPENSE
(Dollars in Millions)

                           Years Ended December 31,
                         -------------------------      Increase        Percent
                            1998           1997        (Decrease)       Change
                         ----------     ----------     ----------     ----------
Interest - net           $     66.2     $     54.3     $     11.9          22%
Other - net                    --              0.3           (0.3)         --
Income taxes                  178.5          176.5            2.0           1%


                         Years Ended December 31,
                         -------------------------                      Percent
                            1997           1996         Increase        Change
                         ----------     ----------     ----------     ----------
Interest - net           $     54.3     $     46.3     $      8.0          17%
Other - net                     0.3          (15.1)          15.4          --
Income taxes                  176.5          160.5           16.0          10%



Interest - net increased in 1998 due to an increase in higher average long-term debt levels. The 1997 increase in interest - net is primarily attributable to higher average short-term debt levels.

Other - net expense of $0.3 in 1997 is related to premiums paid on the early retirement of long-term debt. Other - net income of $15.1 in 1996 represents the reversal of expired representation and warranty reserves related to certain 1993 property dispositions.

The 1998 and 1997 increases in income taxes are primarily related to corresponding increases in pretax income and other tax adjustments.


CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations although external financing is available. Short-term financing can be obtained through borrowings from GTE or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit.

The Company's primary source of funds during 1998 was cash from operations of $512.2 million compared to $509.3 million for 1997. The year-to-year increase in cash from operations is due in part to an increase in results from operations.

The Company's capital expenditures during 1998 were $354.3 million compared to $310.4 million in 1997. The majority of new investment is being made to meet the demands of growth, modernize facilities and develop and install new software, all of which are required to support new products and enhanced services. The Company anticipates overall capital expenditures for 1999 to be slightly less than the 1998 level.

Net cash used in financing activities was $158.5 million in 1998 compared to $202.4 million in 1997. This included dividend payments of $296.2 million in 1998 compared to $259.7 million in 1997. Short-term financing, including the net change in affiliate notes, decreased $44.4 million in 1998 compared to an increase of $178.4 million in 1997. In 1998, the Company paid a total of $39.0 million for the retirement of long-term debt and preferred stock compared to $121.1 million in 1997. Retirements for 1998 included $0.4 million pretax in premiums on the retirement of long-term debt and preferred stock redeemed prior to stated maturity compared to $0.3 million pretax in premiums for 1997. The Company issued $225.0 million of 6.125% Series E debentures in June 1998. The proceeds were used to repay short-term borrowings, to finance a portion of the Company's construction program, and for general corporate purposes.


REGULATORY AND COMPETITIVE TRENDS

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia for its intrastate business operations and by the Federal Communications Commission
(FCC) for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

INTERSTATE SERVICES

The Company has finalized interconnection agreements with various competitive LECs. A number of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the FCC rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. The Company challenged a number of such agreements in 1997. The Company's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit on many of the FCC rules related to pricing and costing, which had been previously reversed by the Eighth Circuit on jurisdictional grounds. The pricing rules established by the FCC will now be remanded back to the Eighth Circuit for a determination on the merits. On the other hand, the Supreme Court vacated the FCC rules requiring incumbent LECs to provide unbundled network elements (UNEs) to competitive LECs. This latter ruling will be the subject of continued proceedings before the FCC and the state commissions concerning what elements will have to be offered and under what conditions. Pending the final rulemaking by the FCC on the provisions of UNEs, the Company will continue to provide individual UNEs under existing interconnection agreements.

Interstate Access Revision

Access charge reform continued to be a major issue in 1998. Effective January 1998, the FCC altered the structure of access charges that the Company collects by reducing and restructuring the per minute charges paid by long-distance carriers and implementing new per-line charges. The FCC also created an access charge structure that resulted in different access charges for primary and secondary residential access lines and single and multi-line business access lines. In aggregate, the annual reductions in usage sensitive access charges paid by long-distance carriers were intended to be offset by new per-line charges and the charges paid by end-user customers. Effective July 1998, access charges were further reduced in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1998 Annual Filing. Similar filings during 1997 had already resulted in annual price reductions.

The FCC Access Reform Order released in May 1997 revamped the rate structure through which local and long-distance companies charge customers for using the local phone network to make long-distance calls. GTE and numerous other parties challenged the FCC's May 1997 Access Reform Order before the Eighth Circuit based on the premise that the FCC did not eliminate the universal service subsidies hidden within interstate access charges (as directed by the Telecommunications Act), and the FCC created additional subsidy charges paid only by business and multi-line residential customers. In August 1998, the Eighth Circuit denied all of the petitions for review of the Access Reform Order.

In October 1998, the FCC began a proceeding to refresh the record used in the 1997 access charge reform proceedings. The FCC will determine whether to retain or modify its market-based access charge reform approach, or to adopt a prescriptive approach. In addition, the FCC will decide whether the 6.5% productivity offset should be changed. An order is expected to be released prior to July 1999.

Universal Service

In May 1997, the FCC released a decision relating to implementation of the Telecommunications Act's provisions on universal service. GTE and numerous other parties have challenged the FCC's decision before the U.S. Court of Appeals for the Fifth Circuit on the grounds that the FCC did not follow the requirements of the Telecommunications Act to develop a sufficient, explicit and competitively neutral universal service program. Oral arguments were held in December 1998. A final decision on the appeal is expected in 1999.

In its Order on Reconsideration of the May 1997 decision dated July 1998, the FCC referred some key issues back to the Federal-State Joint Board (Joint Board) on universal service. The Joint Board issued its Second Recommended Decision in November 1998. The recommendations were generic in nature and require further development. Comments and reply comments on the Joint Board's recommendations were filed in late December 1998 and January 1999, respectively. An order from the FCC is expected in the second quarter of 1999, which may reject or change the Joint Board's recommendations.

In October 1998, the FCC issued an order selecting a cost model for universal service and plans to select cost inputs by the first quarter of 1999 and a revenue benchmark by mid-1999. For this reason, the FCC moved the implementation date of the new universal service mechanism for non-rural carriers to July 1999. The Company filed a Petition for Reconsideration in December 1998, stating that the adopted model is incomplete and requires additional time for proper evaluation. GTE is currently awaiting action from the FCC.

Payphone Orders

In June 1996, the FCC issued its first Report and Order implementing the payphone compensation provisions of the Telecommunications Act. As part of the overall goal of promoting competition among payphone service providers (PSPs), this order mandated compensation to all PSPs for calls for which they were not previously compensated originating from payphones, including credit card and toll-free calls.

Subsequently, in October 1997, the FCC issued a second Report and Order to address some of the issues vacated by the U.S. Court of Appeals in Washington, D.C. concerning the FCC's first Order and Report mentioned above. In this second Order, the FCC established a new non-coin per-call rate of 28.4 cents for compensation that all PSPs were eligible to receive beginning in October 1997. In February 1999, after a court remand, the FCC ordered a new per-call rate of
24.0 cents for compensation that all PSPs were eligible to receive beginning in the second quarter of 1999. GTE will appeal the order.

In April 1998, the FCC issued an order, which granted the IXCs a waiver of the per-call compensation requirement so that they may pay per-phone instead of per-call compensation for the payphones for which the FCC had granted technology waivers. The Company will receive per-phone compensation under this waiver until the technology is installed on those payphones that are not currently capable of measuring per-call detail.

Price Cap

For the provision of interstate services, the Company operates under the terms of the FCC's price cap incentive plan. This plan limits the rates a carrier may charge rather than regulating on a traditional rate-of-return basis. The price caps for a variety of service categories change annually using a price cap index that is a function of inflation less a predetermined productivity offset. The FCC's May 1997 Price Cap Order revised the price cap plan for incumbent price cap LECs by adopting a productivity offset of 6.5%. In June 1997, GTE and several other parties challenged the FCC's Price Cap Order before the Court of Appeals for the District of Columbia Circuit. The issue presented for review was whether, in computing its new 6.5% productivity offset, the FCC arbitrarily manipulated the evidence to achieve a predetermined outcome. Oral arguments are set for the first quarter of 1999 with a decision expected later in the year.

Advanced Data Service

In August 1998, the FCC released a Memorandum Opinion and Order finding that the pro-competitive provisions of the Telecommunications Act apply equally to advanced services and to circuit-switched voice services. In comments filed in September 1998, GTE outlined a comprehensive plan to rapidly deploy advanced data services, such as asymmetric digital subscriber line (ADSL) service, in a framework that permits real competition between incumbents and competitors. The matter is pending before the FCC. In October 1998, the FCC found in favor of GTE's position that ADSL service is interstate in nature and properly tariffed at the federal level. The FCC specifically concluded that traffic to an Internet Service Provider (ISP) does not terminate at the ISP's local server but continues on to the ultimate destination or destinations at distant interstate or international websites accessed by the end user.

Number Portability

In December 1998, the FCC released a Memorandum Opinion and Order regarding cost recovery for the deployment of local number portability (LNP). This order follows the FCC's Third Report and Order, which determined that carriers may recover carrier specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge beginning no earlier than February 1999. GTE filed a LNP tariff and instituted an end-user number portability fee per line, which began appearing on customer bills after February 1, 1999.

Internet Service Traffic

On February 25, 1999, the FCC adopted an order finding that dial-up ISP-bound traffic is largely interstate based on a traditional examination of the end-to-end nature of the communication. In this ruling the FCC made it clear that its actions will not subject the Internet to regulation or eliminate the current Enhanced Service Provider exemption. The order stated that in the absence of a federal rule that existing state arbitration decisions on the issue may be appropriate under certain conditions. GTE is currently reviewing its existing contracts and FCC orders and will take further action as necessary. The order also contained a Notice of Proposed Rulemaking to consider the appropriate compensation for this traffic in the future. GTE has appealed the FCC's conclusion that it does not have to set a rate after it finds the traffic to be jurisdictionally interstate.

INTRASTATE SERVICES

The Company provides local-exchange services to customers within its designated franchise area and toll services within designated geographic areas called LATAs in conformity with state commission orders. The Company also provides long distance access services directly to IXCs and other customers who provide service between LATAs. Provisioning of intrastate long distance services within the Company is accomplished by either (i) arrangements whereby the Company acts or is a provider of long distance services directly to the customers (Virginia) or (ii) participation in an intraLATA compensation plan, called an Originating Responsibility Plan (ORP) (Alabama, Illinois, Kentucky, North Carolina and South Carolina). Under the ORP plan, the toll rates billed to end-users for intraLATA toll calls originating in the Company's service area are retained by the Company. The Company, in turn, pays access charges to the company hauling and terminating the call based on that company's approved access charge tariff. Likewise the Company will receive access charges for terminating any intraLATA toll call that originates outside of its service area based on its approved access charge tariff. The Company receives transitional support payments from any revenue loss created by these changes in compensation arrangements under the terms of various industry agreements.

Kentucky

The Kentucky Public Service Commission (KPSC) established a competitively neutral, portable intrastate universal service fund, funded by all telecommunications providers in Kentucky, to cover the incumbent LEC's non-traffic sensitive (NTS) costs and the cost of a new statewide Lifeline service offering. As a result, the Company would reduce access and toll rates and recover its NTS costs from the USF. The details of implementation of the USF were determined during a formal proceeding which began in 1997. The KPSC announced that its 1996 decision to transfer the LEC's NTS costs to the USF would be reconsidered in the formal proceedings. In May 1998, the KPSC issued a final order selecting the cost model for calculating the USF high cost support. The order would assign $36 million of intrastate support to the Company and would require offsetting rate reductions of a like amount. The Company and other parties have filed for reconsideration of certain inputs of the model. The KPSC has indicated approval of certain points and revision would result in an increase to the Company's support from $36 million to $66 million per year. In addition, a supplemental order in August 1998 stated that company-specific benchmarks will be used to determine size of the USF. An order has yet to be issued. The KPSC adopted a two-part collection mechanism consisting of (1) an assessment to end-user customers based on a percentage of services billed and
(2) a usage-sensitive network access element. However, after several rounds of comments, the KPSC appears to agree with GTE's position and will instead implement an end-user surcharge. An order has yet to be released.

In December 1996, the KPSC issued its decision in the Company's arbitration with MCI to determine interconnection, resale, and unbundling terms and conditions. The interim wholesale discount rate was set at 18.81%. Pursuant to the KPSC's orders, the Company has filed a composite agreement with MCI. The KPSC has not yet issued a final decision on the comprehensive agreement.

North Carolina

The North Carolina Utilities Commission (NCUC) issued its decision in the Company's arbitration with AT&T and MCI in February 1997, and with Sprint in April 1997, to determine interconnection, resale and unbundling terms and conditions. The interim discount rate for the Company's resold services was set at 19.97%. During July 1997 through August 1997, the Company filed comprehensive agreements with Sprint, MCI, and AT&T, pursuant to the NCUC's directive. The NCUC has issued a final decision on the Sprint and AT&T agreements.

The NCUC held hearings during the first quarter of 1998 to determine the appropriate cost studies to be submitted to the FCC for use in the determination of universal service funding levels and to resolve other USF issues. In April 1998, the NCUC issued an order adopting its preferred cost model. Because the Company disagreed with the cost inputs recommended in the NCUC's order, the Company filed a Motion for Reconsideration in May 1998. This request was denied. The next phase of the proceeding, to establish the size of a USF in North Carolina, has been delayed awaiting the outcome of FCC decisions in this matter.

The NCUC also held hearings during the first quarter of 1998 to establish permanent prices for UNEs. In December 1998, the NCUC issued its order in this proceeding which adopted the Company's cost model for use in calculating costs of the Company's UNEs. The Company filed a Motion for Reconsideration in January 1999, the outcome of which is still pending.

South Carolina

The South Carolina Public Service Commission (SCPSC) held hearings in August 1997 to determine guidelines for an intrastate USF. An order adopting the guidelines was issued in September 1997. During the first quarter of 1998, hearings were held to finalize other issues, including the size of the USF and the cost model to be used and recommended to the FCC. In its order in May 1998, the SCPSC adopted its cost model for calculating universal service support and filed this model with the FCC. The Company has not filed any opposition to the SCPSC's order. The SCPSC's order deferred issues regarding the implementation of the USF to a later date. These issues will be addressed in hearings to be held during the first half of 1999.

Virginia

The interconnection arbitration dockets for AT&T, Cox Fibernet, MCI, and Sprint were decided collectively for pricing issues in December 1996. Non-pricing issues were decided in December 1996 for AT&T and Cox Fibernet and in January 1997 for MCI and Sprint. These decisions reaffirmed the interconnection rates issued in the previous arbitration proceedings. The Company has filed a lawsuit in the U.S. District Court challenging portions of the Virginia State Corporation Commission's (VSCC's) arbitration determinations. In May 1998, the Court ruled against the Company in this case. The Company filed an appeal with the U.S. Court of Appeals in June 1998.

In August 1997, the VSCC issued an order in the Company's revenue rate rebalancing case which contained an annual rate reduction of $27.4 million effective as of October 7, 1997. Local rates were increased by $2 while touch tone was reduced by an equivalent amount. Toll and access rates were also reduced. The Company appealed to the Virginia Supreme Court, but the matter was dismissed as premature because the VSCC had not ruled on all the issues in the case. The Company is waiting on a final order so it can consider an appeal to the Virginia Supreme Court.

Virginia regulates the Company under an alternative regulatory plan which provides a cap on earnings. All earnings in excess of the cap are subject to refund through the Annual Informational Filing (AIF) process. The Company has AIFs that are open for the years from 1993 through 1997. The VSCC staff has not yet issued final reports for the above years.


PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for a combination of the two companies. Under terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals. The merger agreement requires the consent of several regulatory and governmental agencies, including the Department of Justice (DOJ), FCC and various state public utility commissions (PUCs). In August 1998, GTE and Bell Atlantic advised the DOJ of the merger. On October 2, 1998, GTE and Bell Atlantic filed for approval of the merger with the FCC and notified and/or filed for approval of the parent company merger in every state PUC and the District of Columbia where required. The DOJ and FCC reviews will continue into 1999. As of December 31, 1998, GTE had completed, or substantially completed, merger approvals in 34 states. GTE anticipates the remaining states will approve the merger sometime in 1999.


OTHER DEVELOPMENTS

In April 1998, GTE announced the planned sale of local telephone exchanges that have approximately 1.6 million access lines in 13 states. Specifically, access lines in the state of Illinois have been identified for sale or trade. The identified assets constituted less than 1% of the average switched access lines that the Company had in service during 1998. FCC and State Commission approvals of the access line sales will be required. Preliminary meetings have been held with the regulators. Transition of these properties to the buyers will occur during 1999 and into 2000.

During the first quarter of 1999, GTE also continued the review of its operations and cost structure to ensure they were consistent with its growth objectives. In connection with this ongoing review, GTE initiated voluntary and involuntary employee separation programs that will result in a one-time charge for GTE during the first quarter of 1999. The amount of the charge is not yet determinable since it will depend on the level of voluntary separations.

The components of the charge will include separation and related benefits such as outplacement and benefit continuation costs and the cost of assets or facilities that will no longer be used by GTE. The impact of this announcement on the Company is unknown at this time.


YEAR 2000 CONVERSION

General

The Year 2000 issue concerns the potential inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000, and has industry-wide implications. GTE has had an active Year 2000 program in place since 1995. This program is necessary because the Year 2000 issue could impact telecommunications networks, systems and business processes at GTE. Although GTE maintains a significant portion of its own systems and infrastructure, it also depends on certain, material external supplier products that GTE must verify as Year 2000 compliant in their condition of use. In 1997, GTE's Year 2000 methodology and processes were certified by the Information Technology Industry Association of America. GTE presently expects that the essential functions of its telecommunications businesses will complete Year 2000 testing by June 30, 1999.

State of Readiness

GTE's Year 2000 program is focused on both information technology (IT) and non-IT systems, including: 1) telecommunications network elements that constitute the portion of the public switched telephone network (PSTN) for which GTE is responsible; 2) systems that directly support GTE's telecommunications network operations and interactions with customers; 3) systems and products that support GTE's national and international business units; 4) legacy software that supports basic business operations, customer premise equipment and interconnection with other telecommunications carriers; and 5) systems that support GTE's physical infrastructure, financial operations and facilities.

Corporate-wide, essential remediation was approximately 76% complete as of December 31, 1998. In addition to the essential remediation budget, GTE has set aside funds equivalent to approximately 12% of it's overall Year 2000 budget. These funds are planned for verification, problem resolution and administrative program closeout in the last six months of 1999 and to address contingencies and millennium program operations and control through March 2000. GTE's portion of the PSTN in the United States has been upgraded substantially for Year 2000; 92% of GTE's access lines are already operational using Year 2000 compliant central office switches. Additionally, over 95% of GTE's essential legacy software has been remediated. Over the next six months, the focus will be on deployment and testing of these systems throughout GTE's operations.

GTE's Year 2000 program has been organized into five phases as follows.
Awareness: program definition and general education; Assessment: analysis and prioritization of systems supporting the core business; Renovation: rectifying Year 2000 issues; Validation: testing the Year 2000 solutions; Implementation: placing the tested systems into production. Awareness and Assessment are more than 95% complete; System Renovation, including supplier products, is approximately 89% complete; Validation, including enterprise testing in operational environments, and Implementation, including regional deployment, are approximately 60% complete. It is anticipated that the Renovation, Validation and Implementation phases for essential functions will be complete in June 1999.

In summary, compliant product deployment and enterprise testing for most of GTE's domestic telecommunications-related businesses, including national and international interoperability and validation, are presently expected to be complete by the end of June 1999.

Successful conclusion of GTE's Year 2000 program depends upon timely delivery of Year 2000 compliant products and services from external suppliers. Approximately 1,450 of third-party products used by GTE have been determined to be "vital" products, critical to GTE's business and operations. As of December 31, 1998, Year 2000 compliant versions, or suitable alternatives, for 99% of these vital supplier products have been provided and are currently undergoing certification testing by GTE.

Use of Independent Verification and Validation

GTE's Year 2000 program management office has established a corporate-wide quality oversight and control function that reviews and evaluates quality reports on the Year 2000 issue. Each GTE business unit has access to an independent quality team that evaluates the conversion and testing of legacy applications and third-party supplier products. This quality assurance process is expected to be completed in August 1999. Separately, GTE's corporate internal auditors conduct periodic reviews and report significant findings, if any, to business unit and corporate management and the audit committee of the Board of Directors. Program status is also reported each quarter to GTE's external auditors.

Cost to Address Year 2000 Issues

The current estimate for the cost of GTE's Year 2000 Program is approximately $370 million. Through December 31, 1998, expenditures totaled $219 million. The current estimate for the cost of remediation for the Company is approximately $18.5 million. Through December 31, 1998, expenditures totaled $9.9 million. Year 2000 remediation costs are expensed in the year incurred. GTE has not elected to replace or accelerate the planned replacement of systems due to the Year 2000 issue.

Currently supporting GTE's Year 2000 program worldwide are an estimated 1,000 to 1,200 full-time equivalent workers (both company employees and contractors). Approximately 12% of these full-time equivalent workers are engaged in all aspects of program management; 30% are engaged in legacy system conversion; 25% are involved in external supplier management; 30% are involved in testing at all levels; and 3% are addressing contingency planning and interoperability operations both nationally and internationally. Approximately 75% of GTE's program effort involves U.S. domestic operations of all types.

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

GTE is bolstering its normal business continuity planning to address potential Year 2000 interruptions. In addition, GTE's disaster preparedness recovery teams are including procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE is also developing its plans with respect to possible occurrences immediately before, during, and after the millennium transition. Under consideration are: "follow-the-sun" time-zone impact analysis; coordination with other (non-PSTN) telecommunications providers; a Year 2000 "war room" operation to provide high priority recovery support, plans for key personnel availability, command structures and contingency traffic routing; and plans for round-the-clock, on-call repair teams.

RECENT ACCOUNTING PRONOUNCEMENTS

Computer Software

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed.

Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997, and 1996, there were no differences between net income and comprehensive income.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires entities that use derivative instruments to measure these instruments at fair value and record them as assets or liabilities on the balance sheet. It also requires entities to reflect the gains or losses associated with changes in the fair value of these derivatives, either in earnings or as a separate component of comprehensive income, depending on the nature of the underlying contract or transaction. The Company is currently assessing the impact of adopting SFAS No. 133, which is effective January 1, 2000.


INFLATION

The Company's management generally does not believe inflation has a significant impact on the Company's earnings. However, increases in costs or expenses not otherwise offset by increases in revenues could have an adverse effect on earnings.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has made forward-looking statements. These statements are based on the Company's estimates and assumptions and are subject to certain risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company, as well as those statements preceded or followed by the words "anticipates," "believes," "estimates," "expects," "hopes," "targets" or similar expressions. For each of these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of the Company could be affected by subsequent events and could differ materially from those expressed in the forward-looking statements. If future events and actual performance differ from the Company's assumptions, the actual results could vary significantly from the performance projected in the forward-looking statements.

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA toll service markets; and (5) the success and expense of our remediation efforts and those of our suppliers, customers, joint ventures, non-controlled investments and all interconnecting carriers in achieving Year 2000 compliance.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company views derivative financial instruments as risk management tools and, in accordance with Company policy, does not utilize them for speculative or trading purposes. The Company is also not a party to any leveraged derivatives. The Company is exposed to market risk from changes in interest rates. The Company manages its exposure to market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments that have been authorized pursuant to the Company's policies and procedures. The use of these derivatives allows the Company to reduce its overall exposure to market risk, as the gains and losses on these contracts substantially offset the gains and losses on the liabilities being hedged.

The Company uses derivative financial instruments to manage its exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk primarily consists of floating rate instruments that are benchmarked to U.S. money market interest rates. The Company manages this risk by using interest rate swaps to convert floating rate short-term debt to synthetic fixed rate instruments. The Company also uses forward contracts to sell U.S. Treasury bonds to hedge interest rates on anticipated long-term debt issuance.

Item 8.  Financial Statements and Supplementary Data

GTE SOUTH INCORPORATED
Statements of Income

Years Ended December 31,                        1998            1997            1996
                                             ----------      ----------     ----------
                                                       (Dollars in Millions)
REVENUES AND SALES (a)
  Local services                             $    630.8      $    566.9     $    532.5
  Network access services                         651.5           609.1          562.2
  Toll services                                    63.8           113.5          131.7
  Other services and sales                        237.5           204.5          191.3
                                             ----------      ----------     ----------

    Total revenues and sales                    1,583.6         1,494.0        1,417.7
                                             ----------      ----------     ----------

OPERATING COSTS AND EXPENSES (b)
  Cost of services and sales                      536.8           501.9          492.0
  Selling, general and administrative             220.9           199.4          194.8
  Depreciation and amortization                   288.6           273.9          278.5
                                             ----------      ----------     ----------

    Total operating costs and expenses          1,046.3           975.2          965.3
                                             ----------      ----------     ----------

OPERATING INCOME                                  537.3           518.8          452.4

OTHER (INCOME) EXPENSE
  Interest - net (c)                               66.2            54.3           46.3
  Other - net                                        --             0.3          (15.1)
                                             ----------      ----------     ----------

INCOME BEFORE INCOME TAXES                        471.1           464.2          421.2
  Income taxes                                    178.5           176.5          160.5
                                             ----------      ----------     ----------

INCOME BEFORE EXTRAORDINARY CHARGE                292.6           287.7          260.7
  Extraordinary charge                             (0.2)             --             --
                                             ----------      ----------     ----------

NET INCOME                                   $    292.4      $    287.7     $    260.7
                                             ==========      ==========     ==========


(a) Includes billings to affiliates of $44.7 million, $43.1 million and $42.7 million for the years 1998-1996, respectively.

(b) Includes billings from affiliates of $205.8 million, $70.7 million and $77.9 million for the years 1998-1996, respectively.

(c) Includes interest paid to affiliate of $4.2 million and $2.9 million for the years 1998 and 1997, respectively.








Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

GTE SOUTH INCORPORATED
Balance Sheets

December 31,                                                             1998           1997
                                                                      ----------     ----------
                                                                        (Dollars in Millions)
ASSETS
Current assets:
  Cash and cash equivalents                                           $     12.8     $     13.1
  Receivables, less allowances of $20.0 million and $18.6 million          257.4          248.5
  Accounts receivable from affiliates                                       29.0           13.0
  Inventories and supplies                                                  18.1           24.4
  Other                                                                     19.5           11.2
                                                                      ----------     ----------

    Total current assets                                                   336.8          310.2
                                                                      ----------     ----------

Property, plant and equipment, net (including $3.3 million
  held for sale at December 31, 1998, see Note 11)                       1,700.2        1,621.7
Prepaid pension costs                                                      175.6          149.0
Other assets                                                                10.9           13.7
                                                                      ----------     ----------

Total assets                                                          $  2,223.5     $  2,094.6
                                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                $      4.1     $      4.2
  Notes payable to affiliates                                              106.8          151.3
  Accounts payable                                                          54.4           46.4
  Affiliate payables and accruals                                           36.9           71.8
  Advanced billings and customer deposits                                   37.2           34.4
  Taxes payable                                                             21.0           31.2
  Accrued payroll costs                                                     36.2           27.8
  Dividends payable                                                         61.3           85.1
  Deferred income tax liabilities                                           32.0           43.4
  Other                                                                     15.3           41.7
                                                                      ----------     ----------

    Total current liabilities                                              405.2          537.3
                                                                      ----------     ----------

  Long-term debt                                                           796.6          609.9
  Deferred income taxes                                                    113.2           52.4
  Employee benefit plans                                                   165.6          172.7
  Other liabilities                                                         55.1           51.8
                                                                      ----------     ----------

    Total liabilities                                                    1,535.7        1,424.1
                                                                      ----------     ----------

Preferred stock, subject to mandatory redemption                              --            2.7
                                                                      ----------     ----------

Shareholders' equity:
  Preferred stock                                                            0.4            0.4
  Common stock (21,000,000 shares issued)                                  525.0          525.0
  Additional paid-in capital                                                58.4           58.4
  Retained earnings                                                        104.0           84.0
                                                                      ----------     ----------

    Total shareholders' equity                                             687.8          667.8
                                                                      ----------     ----------

Total liabilities and shareholders' equity                            $  2,223.5     $  2,094.6
                                                                      ==========     ==========



The accompanying notes are an integral part of these statements.

GTE SOUTH INCORPORATED
Statements of Cash Flows

Years Ended December 31,                                     1998        1997        1996
                                                           --------    --------    --------
                                                                 (Dollars in Millions)
OPERATIONS
  Income before extraordinary charge                       $  292.6    $  287.7    $  260.7
  Adjustments to reconcile income before extraordinary
    charge to net cash from operations:
    Depreciation and amortization                             288.6       273.9       278.5
    Deferred income taxes                                      49.4       (14.0)       44.4
    Provision for uncollectible accounts                       24.7        23.6        21.4
    Change in current assets and current liabilities:
      Receivables - net                                       (49.6)      (60.3)      (63.9)
      Other current assets                                     (2.0)       (7.9)        2.1
      Accrued taxes and interest                              (11.0)       26.0       (24.1)
      Other current liabilities                               (42.3)        2.1       (35.5)
    Other - net                                               (38.2)      (21.8)      (25.6)
                                                           --------    --------    --------

    Net cash from operations                                  512.2       509.3       458.0
                                                           --------    --------    --------

INVESTING
  Capital expenditures                                       (354.3)     (310.4)     (297.7)
  Other - net                                                   0.3         0.1         0.5
                                                           --------    --------    --------

    Net cash used in investing                               (354.0)     (310.3)     (297.2)
                                                           --------    --------    --------

FINANCING
  Long-term debt issued                                       221.1          --       369.1
  Long-term debt and preferred stock retired,
      including premiums paid on early retirement             (39.0)     (121.1)       (4.5)
  Dividends paid                                             (296.2)     (259.7)     (141.1)
  Net change in affiliate notes                               (44.4)      178.4       (27.3)
  Decrease in short-term obligations,
      excluding current maturities                               --          --      (386.7)
  Other - net                                                    --          --        14.9
                                                           --------    --------    --------

    Net cash used in financing                               (158.5)     (202.4)     (175.6)
                                                           --------    --------    --------

Decrease in cash and cash equivalents                          (0.3)       (3.4)      (14.8)

Cash and cash equivalents:
  Beginning of year                                            13.1        16.5        31.3
                                                           --------    --------    --------

  End of year                                              $   12.8    $   13.1    $   16.5
                                                           ========    ========    ========

Cash paid during the year for:
  Interest                                                 $   69.4    $   55.3    $   44.7
                                                           --------    --------    --------
  Income taxes                                             $  137.7    $  167.7    $  137.3
                                                           --------    --------    --------

The accompanying notes are an integral part of these statements.

GTE SOUTH INCORPORATED
Statements of Shareholders' Equity

                                                                           Additional
                                                  Preferred    Common        Paid-In     Retained
                                                   Stock        Stock        Capital     Earnings       Total
                                                  --------     --------     --------     --------      --------
                                                                      (Dollars in Millions)
Shareholders' equity, December 31, 1995           $    0.4     $  525.0     $   58.4     $   21.6      $  605.4

Net income                                                                                  260.7         260.7
Dividends declared                                                                         (187.1)       (187.1)
                                                  --------     --------     --------     --------      --------
Shareholders' equity, December 31, 1996                0.4        525.0         58.4         95.2         679.0


Net income                                                                                  287.7         287.7
Dividends declared                                                                         (298.9)       (298.9)
                                                  --------     --------     --------     --------      --------
Shareholders' equity, December 31, 1997                0.4        525.0         58.4         84.0         667.8

Net income                                                                                  292.4         292.4
Dividends declared                                                                         (272.3)       (272.3)
Premium paid on early retirement
   of redeemable preferred stock                                                             (0.1)         (0.1)
                                                  --------     --------     --------     --------      --------
Shareholders' equity, December 31, 1998           $    0.4     $  525.0     $   58.4     $  104.0      $  687.8
                                                  ========     ========     ========     ========      ========





















The accompanying notes are an integral part of these statements.

GTE SOUTH INCORPORATED
Notes to Financial Statements

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

GTE South Incorporated (the Company) provides a wide variety of communications services ranging from local telephone service for the home and office to highly complex voice and data services for various industries. At December 31, 1998, the Company served 2,483,604 access lines in the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia. The Company is a wholly-owned subsidiary of GTE Corporation (GTE).

BASIS OF PRESENTATION

The Company prepares its financial statements in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates.

Reclassifications of prior-year data have been made, where appropriate, to conform to the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

GTE Supply (100% owned by GTE) provides construction and maintenance equipment, supplies and electronic repair services to the Company. These purchases and services amounted to $83.0 million, $96.3 million and $91.0 million for the years 1998-1996, respectively. Such purchases and services are recorded in the accounts of the Company at the lower of cost, including a return realized by GTE Supply, or fair market value.

The Company is billed for data processing services and equipment rentals, and receives management, consulting, research and development and pension management services from other affiliated companies. The Company's financial statements also include allocated expenses resulting from the sharing of certain executive, administrative, financial, accounting, marketing, personnel, engineering and other support services being performed at consolidated work centers within GTE. The amounts charged for these affiliated transactions are based on proportional cost allocation methodologies. These charges amounted to $169.7 million, $64.5 million and $72.3 million for the years 1998-1996, respectively. The significant increase in 1998 charges is due to a reorganization of support functions within GTE. The cost of these support functions, which was previously recorded directly by the Company, is now allocated to the Company on a proportional cost basis.

GTE Funding Incorporated (an affiliate of the Company) provides short-term financing and investment vehicles and cash management services for the Company. The Company is contractually obligated to repay all amounts borrowed on its behalf by GTE Funding Incorporated. Interest expense on these borrowings amounted to approximately $4.2 million in 1998 and $2.9 million in 1997.

The Company has an agreement with GTE Directories Corporation (Directories) (100% owned by GTE), whereby the Company provides its subscriber lists, billing and collection and other services to Directories. In addition, when Directories sells Yellow Page directory advertising to customers within the Company's franchise area, the Company records a portion of the sale as revenue. Revenues from these activities amounted to $44.7 million, $43.1 million and $42.7 million for the years 1998-1996, respectively. Also, the Company is billed for certain printing and other costs associated with telephone directories, including the cost of customer contact information pages which are included in the Company's White Pages directories. These charges amounted to $36.1 million, $6.2 million and $5.6 million for the years 1998-1996, respectively.

REVENUE RECOGNITION

Revenues are recognized when earned. This is generally based on usage of the Company's local-exchange networks or facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

DEPRECIATION AND AMORTIZATION

The Company depreciates assets using the remaining life methodology and straight-line depreciation rates. This method depreciates the remaining net investment in telephone plant, less anticipated net salvage value, over remaining economic asset lives. This method requires the periodic review and revision of depreciation rates.

The economic asset lives used by the Company are as follows:


       Average lives (in years)
       ------------------------
       Fiber-optic cable                           20
       Copper wire                                 15
       Switching equipment                         10
       Circuit equipment                            8

When depreciable telephone plant is retired in the normal course of business, the amount of such plant is deducted from the respective plant and accumulated depreciation accounts. Gains or losses on disposition are amortized with the remaining net investment in telephone plant.

EMPLOYEE BENEFIT PLANS

Pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Curtailment gains and losses associated with employee separations are recognized when they occur. Settlement gains and losses associated with employee separations are recognized when the pension obligations are settled and the gain or loss is determinable.

VALUATION OF ASSETS

The impairment of tangible or intangible assets is assessed when changes in circumstances indicate that their carrying value may not be recoverable. Under the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," a determination of impairment, if any, is made based on estimated future cash flows, salvage value or expected net sales proceeds depending on the circumstances. In instances where goodwill has been recorded in connection with impaired assets, the carrying amount of the goodwill is first eliminated before any reduction to the carrying value of tangible or identifiable intangible assets. The Company's policy is to record asset impairment losses, and any subsequent adjustments to such losses as initially recorded, as well as net gains or losses on sales of assets as a component of operating income. Under Accounting Principles Board Opinion No. 17, "Intangible Assets," the Company also annually evaluates the future period over which the benefit of goodwill will be received, based on future cash flows, and changes the amortization life accordingly.

INCOME TAXES

The Company's results are included in GTE's consolidated Federal income tax return. The Company participates in a tax-sharing agreement with GTE and remits tax payments to GTE based on its tax liability on a separate company basis.

Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are subsequently adjusted, to the extent necessary, to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include investments in short-term, highly liquid securities, which have maturities when purchased of three months or less.

FINANCIAL INSTRUMENTS

The Company uses a variety of financial instruments to hedge its exposure to fluctuations in interest. The Company does not use financial instruments for speculative or trading purposes, nor is the Company a party to leveraged derivatives. Amounts to be paid or received under interest rate swaps are accrued as interest expense.

INVENTORIES AND SUPPLIES

Inventories and supplies are stated at the lower of cost, determined principally by the average cost method, or net realizable value.

SOFTWARE

The Company classifies software as either network related or non-network related. For network-related software, initial operating systems software is capitalized and amortized over the life of the related hardware. All other network-related software, including right-to-use fees, is expensed as incurred. Non-network related software, which includes billing and administrative systems, is capitalized and amortized over 5 years. Software maintenance costs are expensed as incurred. In 1998 and 1997, $24.7 million and $9.1 million, respectively, of software expenditures were capitalized associated with the implementation of new administrative systems within the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Under the provisions of this SOP, effective January 1, 1999, the Company will be required to capitalize and amortize the cost of all internal-use software, including network-related software it previously expensed. During 1998, the Company expensed network-related software of approximately $26.9 million.

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." During the years ended December 31, 1998, 1997, and 1996, there were no differences between net income and comprehensive income.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently assessing the impact of adopting SFAS No. 133 which is effective January 1, 2000.


2. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

On July 27, 1998, GTE and Bell Atlantic entered into a merger agreement providing for the combination of the two companies. Under the terms of the agreement, which was unanimously approved by the boards of directors of both companies, GTE shareholders will receive 1.22 shares of Bell Atlantic stock for each GTE share they own. The merger is subject to shareholder and regulatory approvals.


3. PLANNED ASSET SALES

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 7,000 switched access lines located in Illinois. Due to the regulatory approvals that are required, it is projected that most of the sales of local access lines will close in 2000. As a result, the net book value of these lines, which approximates $3.3 million, continues to be reported in "Property, plant and equipment, net" in the balance sheets. Until sold, the Company intends to continue to operate all of these assets. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets.

Due to the centralized manner in which GTE's local telephone companies are managed and since the access lines to be sold represent a portion of a state rather than the entire Company, revenues and operating income applicable to the access lines to be sold are not readily determinable. The 7,000 access lines represent less than 1% of the average switched access lines that the Company had in service during 1998.


4. EXTRAORDINARY CHARGE

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.2 million (net of tax benefits of $0.1), reflecting premiums paid on the redemption of high-coupon debt prior to state maturity.


5.  PREFERRED STOCK

Cumulative preferred stock, not subject to mandatory redemption, consists of 4,119 authorized and outstanding shares of the 5.20%, $100 par value series, at December 31, 1998 and 1997.

Cumulative preferred stock, subject to mandatory redemption, is as follows:

                                                1998                              1997
                                               Shares                            Shares
                                            -------------                     ------------
Authorized

   4.64%     $25 par value                             --                           97,200
   5.00%     $50 par value                             --                           41,114
   5.16%     $50 par value                             --                          120,000
                                            =============                     ============

    Total                                              --                          258,314
                                            =============                     ============


                                                                           December 31,
                                                         -----------------------------------------------
                                                                 1998                      1997
                                                         ---------------------     ---------------------
                                                          Shares       Amount       Shares       Amount
                                                         --------     --------     --------     --------
Outstanding                                              (Dollars in Millions)     (Dollars in Millions)

4.64%     $25 par value                                        --     $     --       68,200     $    1.7
5.00%     $50 par value                                        --           --        8,480          0.4
5.16%     $50 par value                                        --           --       10,986          0.6
                                                         --------     --------     --------     --------

    Total                                                      --     $     --       87,666     $    2.7
                                                         ========     ========     ========     ========

The outstanding preferred stock is redeemable at a premium, at any time, in whole or in part, on thirty days notice.

During 1997, 1,210 shares of the 5.00% Series were offered to the Company for repurchase and no shares of the 5.16% and 4.64% Series were offered for repurchase.

In March 1998, the Company redeemed all outstanding shares of 4.64%, 5.00%, and 5.16% Series of preferred stock with cash from operations. The Company incurred $0.1 million pretax in premiums associated with these redemptions. No shares of preferred stock were held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

The preferred shareholders are entitled to voting rights (on an equal basis with the common shareholder) in the event dividends in arrears equal or exceed the annual dividends on all preferred stock. Otherwise, the preferred shareholders have no voting rights. The Company is not in arrears in its dividend payments at December 31, 1998.


6. COMMON STOCK

The authorized common stock of the Company consists of 25,000,000 shares with a par value of $25 per share. All outstanding shares of common stock are held by GTE.

There were no shares of common stock held by or for the account of the Company and no shares were reserved for officers and employees, or for options, warrants, conversions or other rights.

At December 31, 1998, $20.2 million of retained earnings were restricted as to the payment of cash dividends on common stock under the most restrictive terms of the Company's Articles of Incorporation.


7. DEBT

Long-term debt as of December 31, was as follows:

                                                                                 1998            1997
                                                                             ------------    ------------
                                                                                (Dollars in Millions)
First mortgage bonds:
    7 5/8  % Series U,     due 2002                                          $         --    $       21.0
    7 3/4  % Series,       due 2003                                                    --            10.9
    10.54  % Series VV,    maturing through 2008                                     17.6            19.4
    8.88   % Series WW,    maturing through 2009                                     25.9            28.2

Debentures:
    7.25  % Series B,      due 2002                                                 150.0           150.0
    6.0   % Series C,      due 2008                                                 125.0           125.0
    7.5   % Series D,      due 2026                                                 250.0           250.0
    6.125 % Series E,      due 2007                                                 225.0              --

Other                                                                                  --             0.1
                                                                             ------------    ------------
  Total principal amount                                                            793.5           604.6
Unamortized premium and discount - net                                                7.2             9.5
                                                                             ------------    ------------

  Total                                                                             800.7           614.1

Less: current maturities                                                            (4.1)           (4.2)
                                                                             ------------    ------------

  Total long-term debt                                                       $      796.6    $      609.9
                                                                             ============    ============


In June 1998, the Company issued $225.0 million of 6.125% Series E debentures, due 2007. The net proceeds were applied toward the repayment of short-term borrowings incurred in connection with the redemption of $31.9 million of long-term debt prior to stated maturity in March 1998. The Company incurred $0.3 million pretax in premiums associated with this retirement. Net proceeds were also used to finance the Company's construction program and for general corporate purposes.

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

Estimated payments of long-term debt during the next five years are: $4.1 million each year during 1999-2001; $154.1 million in 2002 and $4.1 million in 2003.

Total short-term obligations as of December 31, were as follows:

                                                               1998       1997
                                                             --------   --------
                                                            (Dollars in Millions)

Current maturities of long-term debt                         $    4.1   $    4.2
Notes payable to affiliates - average rate 5.4% and 6.2%        106.8      151.3
                                                             ========   ========

   Total                                                     $  110.9   $  155.5
                                                             ========   ========

The Company participates with other affiliates in a $1.5 billion 364-day syndicated revolving line of credit and has access to an additional $1.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's bi-lateral revolving lines of credit.

At December 31, 1998, the Company had a note payable with GTE Funding in the amount of $106.4 million, which the Company is contractually obligated to repay.


8. FINANCIAL INSTRUMENTS

The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. As of December 31, 1998, the estimated fair value of long-term debt based on either reference to quoted market prices or an option pricing model, exceeded the carrying value by approximately $42 million. The estimated fair value of long-term debt as of December 31, 1997 was lower than the carrying value by approximately $7 million.


9. INCOME TAXES

The income tax provision (benefit) is as follows:

                                                         1998          1997          1996
                                                       --------      --------      --------
                                                               (Dollars in Millions)
Current:
  Federal                                              $  114.6      $  155.7      $  102.3
  State                                                    14.5          34.8          13.8
                                                       --------      --------      --------
                                                          129.1         190.5         116.1
                                                       --------      --------      --------
Deferred:
  Federal                                                  42.5          (6.6)         36.5
  State                                                     9.6          (4.0)         12.1
                                                       --------      --------      --------
                                                           52.1         (10.6)         48.6
                                                       --------      --------      --------

Amortization of deferred investment tax credits            (2.7)         (3.4)         (4.2)
                                                       --------      --------      --------

    Total provision                                    $  178.5      $  176.5      $  160.5
                                                       ========      ========      ========

A reconciliation between taxes computed by applying the statutory federal income tax rate to pretax income and income taxes provided in the statements of income is as follows:

                                                                      1998        1997        1996
                                                                     ------      ------      ------
                                                                           (Dollars in Millions)
Amounts computed at statutory rates                                  $164.9      $162.4      $147.4
  State and local income taxes, net of federal income tax effect       15.7        20.0        16.8
  Amortization of deferred investment tax credits                      (2.7)       (3.4)       (4.2)
  Other differences - net                                               0.6        (2.5)        0.5
                                                                     ------      ------      ------

Total provision                                                      $178.5      $176.5      $160.5
                                                                     ======      ======      ======

The tax effects of temporary differences that give rise to the deferred income tax benefits and deferred income tax liabilities at December 31, are as follows:

                                     1998          1997
                                   --------      --------
                                    (Dollars in Millions)
Depreciation and amortization      $  124.5      $   84.1
Employee benefit obligations          (82.4)        (85.7)
Prepaid pension cost                   58.8          47.0
Investment tax credits                  4.0           6.6
State and local taxes                   2.2          10.3
Other - net                            38.1          33.5
                                   --------      --------

    Net deferred tax liability     $  145.2      $   95.8
                                   ========      ========

10.  EMPLOYEE BENEFIT PLANS

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. The new standard does not change the measurement or recognition of costs for pension or other postretirement plans. It standardizes disclosures and eliminates those that are no longer useful.

Certain disclosures are required to be made of the components of pension credits, postretirement benefit costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated or projected benefit obligation and the fair value of plan assets. We do not present such disclosures because the structure of the GTE plans does not permit the plans' data to be readily disaggregated.

PENSION PLANS

The Company participates in noncontributory defined benefit pension plans sponsored by GTE covering substantially all employees. The benefits to be paid under these plans are generally based on years of credited service and average final earnings. GTE's funding policy, subject to the minimum funding requirements of employee benefit and tax laws, is to contribute such amounts as are determined on an actuarial basis to accumulate funds sufficient to meet the plans' benefit obligation to employees upon their retirement. The assets of the plans consist primarily of corporate equities, government securities, and corporate debt securities.

The significant weighted-average assumptions used by GTE for the pension measurements were as follows at December 31:

                                                    1998          1997
                                                   ------        ------
         Discount rate                               7.00%        7.25%
         Rate of compensation increase               4.75%        5.00%
         Expected return on plan assets              9.00%        9.00%

Net periodic benefit credit was $27.5 million, $33.1 million, and $32.3 million for the years 1998-1996, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Substantially all of the Company's employees are covered under postretirement healthcare and life insurance benefit plans sponsored by GTE. The determination of benefit cost for postretirement health plans is generally based on comprehensive hospital, medical and surgical benefit plan provisions. The Company intends to fund amounts for postretirement benefits as deemed appropriate.

Postretirement benefit cost was $15.5 million, $31.6 million, and $41.5 million for the years 1998-1996, respectively. The weighted-average assumptions used by GTE in the actuarial computations for postretirement benefits were as follows at December 31:

                                                      1998         1997
                                                     ------       ------
         Discount rate                                7.00%        7.25%
         Expected return on plan assets               8.00%        8.00%

SAVINGS PLANS

The Company sponsors employee savings plans under section 401(k) of the Internal Revenue Code. The plans cover substantially all full-time employees. Under the plans, the Company provides matching contributions in GTE common stock based on qualified employee contributions. Matching contributions charged to income were $4.1 million in 1998 and $4.3 million in 1997 and 1996.


11.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized as follows at December 31:

                                                   1998          1997
                                                ----------    ----------
                                                  (Dollars in Millions)
Land                                            $     19.7    $     19.3
Buildings                                            243.6         223.2
Plant and equipment                                4,132.0       3,772.0
Construction in progress and other                   112.1         271.2
                                                ----------    ----------

  Total                                            4,507.4       4,285.7
  Accumulated depreciation                        (2,807.2)     (2,664.0)
                                                ----------    ----------

  Total property, plant and equipment - net     $  1,700.2    $  1,621.7
                                                ==========    ==========

At December 31, 1998, property, plant and equipment - net included approximately $3.3 million of access lines and related equipment held for sale (See Note 3). This represents gross assets of $12.6 million less accumulated depreciation of $9.3 million.

12. REGULATORY AND COMPETITIVE MATTERS

The Company is subject to regulation by the regulatory bodies of the states of Alabama, Illinois, Kentucky, North Carolina, South Carolina and Virginia for its intrastate business operations and by the Federal Communications Commission
(FCC) for its interstate operations.

As was the case in 1997, much of 1998's regulatory and legislative activity at both the state and federal levels was a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

Significant Customer

Revenues received from AT&T Corp. include amounts for access and billing and collection during the years 1998-1996 under various arrangements and amounted to $181.9 million, $192.4 million and $188.3 million, respectively.


13. COMMITMENTS AND CONTINGENCIES

The Company has noncancelable operating leases covering certain buildings, office space and equipment. Rental expense was $19.7 million, $18.9 million and $11.2 million in 1998-1996, respectively. Minimum rental commitments under noncancelable leases are $4.4 million, $3.6 million, $3.0 million, $2.6 million and $2.5 million for the years 1999-2003, respectively, and aggregate $12.8 million thereafter.

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


14. SEGMENT REPORTING

Effective December 31, 1998, GTE adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports.

The Company does not have separate reportable segments of its own. The Company is part of the Network Services product segment of GTE's National Operations segment. Network Services provides wireline communication services within franchised areas. These services include local telephone service and toll calls as well as access services that enable long-distance carriers to complete calls to or from locations outside of the Company's operating areas. Network Services also provides complex voice and data services to businesses, billing and collection, and operator assistance services to other telecommunications companies and receives revenues in the form of a publication right from an affiliate that publishes telephone directories in its operating areas.


15. ADDITIONAL INCOME STATEMENT INFORMATION

The components of "Other - net" for the years ended December 31, are as follows:

                                                                      1998         1997         1996
                                                                    --------     --------     --------
                                                                           (Dollars in Millions)
Income from the reversal of expired representation
      and warranty reserves associated with 1993 property sales     $     --     $     --     $  (15.1)
Expense associated with the early retirement of debt                      --          0.3           --
                                                                    --------     --------     --------

      Total Other - Net                                             $     --     $    0.3     $  (15.1)
                                                                    ========     ========     ========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of GTE South Incorporated:

We have audited the accompanying balance sheets of GTE South Incorporated (a Virginia corporation and wholly-owned subsidiary of GTE Corporation) as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998 as set forth under Item 8 and Schedule II of this report. These financial statements and the schedule and exhibit referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule and exhibit based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GTE South Incorporated as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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





Dallas, Texas                                               ARTHUR ANDERSEN LLP
January 28, 1999

MANAGEMENT REPORT

To Our Shareholders:

The management of GTE South Incorporated (the Company) is responsible for the integrity and objectivity of the financial and operating information contained in this Annual Report on Form 10-K, including the financial statements covered by the Report of Independent Public Accountants. These statements were prepared in conformity with generally accepted accounting principles and include amounts that are based on the best estimates and judgments of management.

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




JOHN C. APPEL
President




LAWRENCE R. WHITMAN
Vice President - Finance and Planning

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

a. Identification of Directors

The names, ages and positions of the directors of the Company as of March 2, 1999 are listed below along with their business experience during the past five years.

        Name              Age      Director Since                           Business Experience
---------------------  ---------  ----------------  ------------------------------------------------------------------
John C. Appel              50          1996         President, GTE Network Services, 1997; Executive Vice President
                                                    - Network Operations, GTE Telephone Operations, 1996; Executive
                                                    Vice President - Network Operations, all GTE domestic telephone subsidiaries of which he is not President, 1996; Director, all
                                                    GTE domestic telephone subsidiaries, 1996; President, GTE South
                                                    Incorporated and GTE North Incorporated, 1995; Senior Vice
                                                    President - Regulatory Operations, GTE Telephone Operations,
                                                    1994; President, GTE Southwest Incorporated, 1994; State
                                                    President - Texas/New Mexico, 1993.

Mateland L. Keith, Jr.     56          1997         Senior Vice President - Regional Operations, GTE Network
                                                    Services, 1997; President, GTE California Incorporated, 1995;
                                                    Assistant Vice President - Engineering, GTE Telephone
                                                    Operations, 1995; Area Vice President - Sales, GTE North
                                                    Incorporated, 1993.

Lawrence R. Whitman        47          1997         Vice President - Finance and Planning, GTE Network Services,
                                                    1998; Vice President - Finance and Planning, Business
                                                    Development and Integration, 1997; Controller, GTE Corporation,
                                                    1995; Vice President - Finance, TP&S, 1993.


Directors are elected annually. There are no family relationships between any of the directors or executive officers of the Company.

b. Identification of Executive Officers

The list below contains the names, ages and positions of the executive officers of the Company of March 2, 1999.

                                               Year Assumed
           Name                Age           Present Position                            Position
---------------------------  ---------  ----------------------------   ---------------------------------------------
John C. Appel                   50               1995                    President
Quentin E. Bredeweg (1)         42               1998                    Vice President - Regulatory
William M. Edwards, III(2)      50               1998                    Vice President - Property Repositioning
Gregory D. Jacobson             47               1994                    Treasurer
Robert G. McCoy                 54               1997                    Vice President - Retail Markets
William G. Mundy (3)            49               1998                    Vice President and General Counsel
Barry W. Paulson                47               1996                    Vice President - Operations Planning and Support
Richard L. Schaulin             56               1995                    Vice President - Human Resources
Stephen L. Shore (4)            47               1998                    Controller
Larry J. Sparrow                55               1995                    Vice President - Wholesale Markets
Lawrence R. Whitman(5)          47               1998                    Vice President - Finance and Planning

(1)  Quentin E. Bredeweg was appointed Vice President - Regulatory in May 1998.

(2) William M. Edwards, III was appointed Vice President - Property Repositioning in July 1998. He served as Vice President -
     Controller until April 1998.

(3) William G. Mundy was appointed Vice President and General Counsel in January 1998 replacing Richard M. Cahill.

(4) Stephen L. Shore was appointed Controller in May 1998 replacing William M. Edwards, III.

(5) Lawrence R. Whitman was appointed Vice President - Finance and Planning in May 1998 replacing Gerald K. Dinsmore.

Each of these executive officers has been an employee of the Company or an affiliated company for the last five years. Except for duly elected officers and directors, no other employees had a significant role in decision making. All officers are appointed for a term of one year.

Item 11.  Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table sets forth information about the compensation of the individual who served as Principal Executive Officer of the Company in 1998, each of the other four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who served as such and were compensated by the Company or GTE Network Services at the end of 1998 and the additional individual who served as executive officer of the Company or GTE Network Services in 1998 but did not serve as such or was not being compensated by the Company or GTE Network Services at the end of 1998 (collectively, the Named Executive Officers). The information in this table under the caption "Annual Compensation" sets forth all compensation paid to the Named Executive Officers by the Company and GTE Network Services. The caption "Long-Term Compensation" sets forth all long-term compensation paid to the Named Executive Officers under employee benefit plans administered by GTE Corporation or GTE Service Corporation. Footnote 2 to this table sets forth the actual 1998 annual compensation for each of the Named Executive Officers that was allocated to the Company.

                                                                                 Long-Term Compensation
                                       Annual Compensation (2)               Awards                  Payouts
                                                                     Restricted  Securities
                                                      Other Annual     Stock     Underlying    LTIP       All Other
Name and Principal                  Salary    Bonus   Compensation     Awards     Options/    Payouts   Compensation
Position in Group (1)        Year    ($)     ($) (3)       ($)        ($) (4)    SARs (#)(3)    ($)       ($) (5)
---------------------------- ----- --------- -------- -------------- ----------  ----------- ---------- ------------
John C. Appel                1998   386,538  420,800       --            48,913      61,200    361,800        17,394
 President                   1997   348,365  399,386       --            59,881      76,000    548,700        11,320
                             1996   295,977  380,700       --            51,229     124,400    439,200        10,572

Larry J. Sparrow             1998   334,808  249,600       --            29,113      57,200    216,200        15,066
 Vice President -            1997   315,565  256,400       --            39,481      40,700    375,300        11,320
 Wholesale Markets           1996   294,812  260,800       --            41,561      81,400    404,100        10,613

Lawrence R. Whitman (6)      1998   268,672  240,952       --            22,685      57,200    193,000         4,431
 Vice President -            1997   262,615  223,700       --            32,525      40,700    296,700         5,971
 Finance and Planning        1996   232,615  210,900       --                --      32,700    247,300         5,971

Richard L. Schaulin          1998   279,958  145,616       --            18,200      19,000    136,800        13,358
 Vice President -            1997   283,842  163,400       --            25,025      25,500    237,000        11,320
 Human Resources             1996   268,735  178,200       --            27,088      25,500    255,200         6,750

William M. Edwards, III (7)  1998   232,574  185,095       --            19,838      25,500    125,600        10,836
 Vice President -            1997   213,035  152,800       --            20,281      32,700    171,700         9,587
 Property Repositioning      1996   190,415  113,900       --             6,120      15,200    130,900         6,750

Gerald K. Dinsmore (8)       1998   266,755  264,779       --                --      46,500    271,400        15,542
 Senior Vice President -     1997   302,532  314,807       --            45,906      62,200    411,800        11,320
 Finance and Planning        1996   288,619  263,700       --            41,751      81,400    404,100        10,613


(1) All persons named in the table are officers of the Company except as otherwise noted.

(2) Annual Compensation represents the total annual cash compensation of salaries, bonuses and other compensation. The Company's allocated share for Messrs. Appel, Sparrow, Whitman, Schaulin, Edwards and Dinsmore, for whom total annual amounts are shown above, is $83,011, $60,556, $52,316, $43,085, $42,914 and $54,649, respectively.

(3) The data in these columns represent the amounts received in 1998 by each of the Named Executive Officers under GTE's Executive Incentive Plan and Long-Term Incentive Plan (which is referred to in all tables as LTIP). In connection with GTE's Equity Participation Program, a portion of this amount has been deferred into restricted stock units payable at maturity (generally, a minimum of three years) in GTE common stock. The number of restricted stock units received was calculated by dividing the amount of the annual bonus deferred by the average closing price of GTE common stock on the New York Stock Exchange (NYSE) Composite Transactions Tape for the 20 consecutive trading days following the release to the public of GTE's financial results for the fiscal year in which the bonus was earned. Additional restricted stock units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE common stock on the NYSE Composite Transactions Tape on the dividend declaration date.

(4) The data in this column represents the dollar value of the matching restricted stock units based upon the average closing price described in footnote 3 above. Matching restricted stock units are received on the basis of one additional restricted stock unit for every four restricted stock units deferred through annual bonus deferrals described in footnote 3 above. GTE grants executives matching restricted stock units on the basis of one stock unit for every four stock units deferred. The matching restricted stock units were designed to increase focus on shareholder value and to compensate the executive for agreeing not to realize the economic value associated with deferred bonus amounts. Additional restricted stock units are received on each dividend payment date based upon the amount of the dividend paid and the closing price of GTE common stock on the NYSE Composite Transactions Tape on the dividend declaration date. Messrs. Appel, Sparrow, Whitman, Schaulin, Edwards and Dinsmore hold a total 15,790, 10,992, 4,503, 7,029, 4,391, and 8,956 restricted stock units, respectively, which had a dollar value of $977,950, $685,721, $270,262, $438,865, $265,794 and $582,117, respectively, based solely upon the closing price of GTE common stock on December 31, 1998.

(5) The column "All Other Compensation" includes, for 1998, contributions by the Company to the GTE Savings Plan of $7,200 for each of Messrs. Appel, Sparrow, Schaulin, Edwards and Dinsmore, and $4,431 for Mr. Whitman, and contributions by the Company to the GTE Executive Salary Deferral Plan of $10,194 for Mr. Appel, $7,866 for Mr. Sparrow, $6,158 for Mr. Schaulin, $3,636 for Mr. Edwards and $8,342 for Mr. Dinsmore.

(6) Mr. Whitman was appointed Vice President-Finance and Planning of GTE Service Corporation in May 1998. He had served as the Controller of GTE Corporation since 1995, and before that as Vice President-Finance for GTE Telephone Products and Services since 1993.

(7) Mr. Edwards was appointed Vice President-Property Repositioning of GTE Service Corporation in July 1998. He had served as Vice President and Controller of GTE Corporation since July 1997, and before that as Vice President and Controller of GTE Telephone Operations since 1993.

(8) Mr. Dinsmore was appointed President, Business Development and Integration (a separate business unit of GTE) in June 1997. Mr. Dinsmore served as Senior Vice President-Finance and Planning of the Company until April 30, 1998. Although Mr. Dinsmore retained his title with the Company through April 30, 1998, he was compensated solely through his new position from June 1997 until his retirement from the Company in January 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table shows all grants of options to the Named Executive Officers of the Company in 1998, whether or not specifically allocated to the Company. The options were granted under GTE's Long-Term Incentive Plan. In addition, these stock option grants included a replacement stock option feature. The replacement stock option feature provides that, if an executive exercises a stock option granted in 1998 by delivering previously owned shares that are sufficient to pay the exercise price plus applicable tax withholdings, the executive will receive a one-time additional stock option grant. The number of shares represented by that option will be equal to the number of previously owned shares surrendered in this transaction. This replacement stock option will be granted with an exercise price equal to fair market value on the date of grant. No stock appreciation rights were granted to the Named Executive Officers of the Company in 1998. Each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.

                                          Individual Grants
                          ----------------------------------------------------      Potential Realizable Value at
                           Number of      Percent of                                     Assumed Annual Rate
                           Securities   Total Options    Exercise                     of Stock Price Appreciation
                           Underlying     Granted to     or Base                           for Option Term
                            Options      Employees in     Price    Expiration   --------------------------------------
          Name              Granted      Fiscal Year     ($/SH)       Date          0%         5%            10%
------------------------  ----------------------------- ---------- -----------  --------- ------------ ---------------
John C. Appel                  62,200           .42%      54.3750   2/20/08        --       2,092,804      5,303,576

Larry J. Sparrow               28,600           .19%      54.3750   2/20/08        --         978,010      2,478,469
                               28,600           .19%      58.1565   2/20/08        --       1,046,025      2,650,833

Lawrence R. Whitman            28,600           .19%      54.3750   2/20/08        --         978,010      2,478,469
                               28,600           .19%      58.1565   2/20/08        --       1,046,025      2,650,833

Richard L. Schaulin            19,000           .13%      54.3750   2/20/08        --         649,727      1,646,535

William M. Edwards, III        25,500           .17%      54.3750   2/20/08        --         872,002      2,209,824

Gerald K. Dinsmore             46,500           .32%      54.3750   2/20/08        --       1,590,121      4,029,678


If the price of GTE common stock appreciates, the value of GTE common stock held by the shareholders will also increase. For example, the aggregate market value of GTE common stock on February 18, 1998 was approximately $52.33 billion based upon the market price on that date. If the share price of GTE common stock increases by 5% per year, the aggregate market value on February 18, 2008 of the same number of shares would be approximately $85.24 billion. If the price of GTE common stock increases by 10% per year, the aggregate market value on February 18, 2008 would be approximately $135.72 billion.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

The following table provides information as to options and stock appreciation rights exercised by each of the Named Executive Officers of the Company during 1998. The table sets forth the value of options and stock appreciation rights held by such officers at year end measured in terms of the closing price of GTE common stock on December 31, 1998.

                                                           Number of Securities              Value of Unexercised
                                                          Underlying Unexercised          In-the-Money Options/SARs
                           Shares                     Options/SARs at Fiscal Year-End        at Fiscal Year-End ($)
                         Acquired on      Value       -------------------------------    ------------------------------
         Name           Exercise (#)   Realized ($)    Exercisable     Unexercisable     Exercisable    Unexercisable
----------------------- -------------  ------------   --------------- ---------------    -----------    ---------------
John C. Appel                  41,900        769,504          46,066          174,068      1,125,017       3,758,302
Larry J. Sparrow               10,300        296,769         116,100          125,034      3,654,411       2,464,368
Lawrence R. Whitman            37,359        582,451           2,666           95,234         62,651       1,671,498
Richard L. Schaulin            15,000        355,313          25,500           44,500        630,334         887,558
William M. Edwards III             --             --          46,994           52,368      1,492,826       1,041,739
Gerald K. Dinsmore             22,433        437,285          73,566          128,668      2,004,416       2,776,565


              LONG-TERM INCENTIVE PLAN - AWARDS IN LAST FISCAL YEAR

The Long-Term Incentive Plan provides for awards to participating employees, including stock options, stock appreciation rights, performance bonuses and other stock-based awards. The stock options awarded under the plan to the Named Executive Officers in 1998 are shown in the table on the previous page.

                                                                             Estimated Future Payouts
                                                                         Under Non-Stock Price Based Plans (1)
                                               Performance      ----------------------------------------------------
                                Number of     Or Other Period
                              Shares, Units   Until Maturation     Threshold          Target
           Name              Or Other Rights     Or Payout        (# of Units)     (# of Units)      Maximum (2)
---------------------------- ---------------- ----------------- ---------------   ---------------  ---------------
John C. Appel                     9,600           3 Years             2,721           10,467

Larry J. Sparrow                  4,500           3 Years             1,276            4,906

Lawrence R. Whitman               4,500           3 Years             1,276            4,906

Richard L. Schaulin               2,400           3 Years               680            2,617

William M. Edwards, III           4,000           3 Years             1,134            4,361

Gerald K. Dinsmore                7,300           3 Years             2,069            7,959


(1) It is not possible to predict future dividends and, accordingly, estimated equivalent unit accruals in this table are calculated for illustrative purposes only and are based upon the dividend rate and price of GTE common stock at the close of business on December 31, 1998. The target award is the dollar amount derived by multiplying the equivalent unit balance credited to the participant at the end of the award cycle by the average closing price of GTE common stock, as reported on the NYSE Composite Transactions Tape, during the last 20 business days of the award cycle.

(2) This column has intentionally been left blank because it is not possible to determine the maximum number of equivalent units until the award cycle has been completed. Subject to the award limit discussed in footnote 1 above, the maximum amount of the award is limited by the extent to which GTE's actual results for the five key measures exceed the respective target levels. If GTE's actual results during the cycle for the five key measures exceed the respective target levels, additional awards may be paid, based on a linear interpolation. For example, for revenue growth, the schedule is as follows:

                  Performance Increment Above
                   Revenue Performance Target                    Added Percentage to Combined Awards
           -------------------------------------------        -------------------------------------------
                    Each 0.1% improvement in
                   cumulative revenue growth                                     +2%

     Thus, for example, if the revenue growth key measure exceeds its target level by .5% while the remaining four key measures are precisely at their respective target levels, then the performance bonus will equal 110% of the combined target award.

     GTE IMPLEMENTATION AND RETENTION BONUS PLANS

     On November 3, 1998, the GTE Executive Compensation and Organizational Structure Committee of the Board of Directors approved the Implementation and Retention Bonus Plan. This plan provides incentives to employees who are critical to completing the merger or necessary to ensure the continuity and effectiveness of GTE's businesses, and who are likely targets for competitive offers from other companies.

     GTE has entered into an agreement with Mr. Appel under which he will receive estimated cash payments equal to 1.5 times his base salary plus EIP award. GTE has also entered in agreements with Messrs. Sparrow, Whitman, Schaulin and five other executive officers under which each will receive estimated cash payments equal to 1.0 times base salary plus EIP award.

     Payment will be made in a lump-sum amount when the GTE/Bell Atlantic merger becomes effective. If the merger is not completed, some of GTE's executive officers will receive 25% of their anticipated payment under the plan.
     Mr. Appel will only receive payments under the plan if the merger is completed.

     GTE EXECUTIVE SEVERANCE AGREEMENTS

     In its desire to retain key executives, GTE previously entered into executive severance agreements with seven individuals who have served as executive officers of the Company at any time since January 1, 1998. These individuals include Messrs. Appel, Sparrow, Whitman, Schaulin and three other executive officers. These agreements provide benefits to be paid in the event of a qualifying termination following a change in control of GTE. A change in control of GTE will occur upon approval of the GTE/Bell Atlantic merger by GTE shareholders.

     Any executive who is terminated for reasons other than cause or who resigns for good reason, both of which are defined under the executive severance agreements, will generally receive:

     o payment of two times the sum of the executive's base salary and annual bonus;

     o    eligibility for early retirement benefits;

     o    pension credits for the period covered by the severance payment;

     o    medical and life insurance coverage for up to two years;

     o    GTE retiree medical and life insurance; and

     o    financial and outplacement counseling.

     The executive severance agreements with Mr. Appel also provides for an additional payment to compensate the executive for any excise tax that may be imposed by the Internal Revenue Service.

     In connection with Mr. Dinsmore's retirement, he will generally receive the same benefits as he would have received had he been terminated for reasons other than cause following a change in control of GTE under a GTE executive severance agreement.

RETIREMENT PROGRAMS

Pension Plans

The following table illustrates the estimated annual benefits payable under GTE's defined benefit pension plans. The table assumes normal retirement at age 65 and is calculated on a single life annuity basis, based upon final average earnings (integrated with social security as described below) and years of service:

                               PENSION PLAN TABLE

                                                                  Years of Service
     Final Average              ------------------------------------------------------------------------------------
       Earnings                      15                20               25                30               35
-----------------------         -------------     -------------    -------------     ------------     --------------
$            200,000            $     42,101      $     56,134     $     70,168      $     84,201     $     98,235
             300,000                  63,851            85,134          106,418           127,701          148,985
             400,000                  85,601           114,134          142,668           171,201          199,735
             500,000                 107,351           143,134          178,918           214,701          250,485
             600,000                 129,101           172,134          215,168           258,201          301,235
             700,000                 150,851           201,134          251,418           301,701          351,985
             800,000                 172,601           230,134          287,668           345,201          402,735
             900,000                 194,351           259,134          323,918           388,701          453,485
           1,000,000                 216,101           288,134          360,168           432,201          504,235
           1,200,000                 259,601           346,134          432,668           519,201          605,735
           1,500,000                 324,851           433,134          541,418           649,701          757,985
           2,000,000                 433,601           578,134          722,668           867,201        1,011,735
           2,500,000                 542,351           723,134          903,918         1,084,701        1,265,485

All executive officers of the Company are employees of GTE Service Corporation, a wholly-owned subsidiary of GTE, which maintains the GTE Service Corporation plan for Employees' Pensions. The GTE Service Corporation plan is a noncontributory pension plan for the benefit of all employees of GTE Service Corporation and participating affiliates who are not covered by collective bargaining agreements. It provides a benefit based on a participant's years of service and earnings. Pension benefits provided by GTE Service Corporation and contributions to the GTE Service Corporation plan are related to basic salary and incentive payments exclusive of overtime, differentials, certain incentive compensation and other similar types of payments. Under the GTE Service Corporation plan, pensions are computed on a two-rate formula basis of 1.15% and 1.45% for each year of service, with the 1.15% service credit being applied to that portion of the average annual salary for the five highest consecutive years that does not exceed $31,100, which is the portion of salary subject to the Federal Social Security Act, and the 1.45% service credit being applied to that portion of the average annual salary for the five highest consecutive years that exceeds this level up to the statutory limit on compensation. As of February 26, 1999, the credited years of service under the GTE Service Corporation plan for Messrs. Appel, Sparrow, Whitman, Schaulin and Edwards are 27, 31, 19, 35 and 25, respectively. Mr. Dinsmore retired in January 1999 with 23 credited years of service.

Under federal law, an employee's benefits under a qualified pension plan, such as the GTE Service Corporation plan, are limited to certain maximum amounts. GTE maintains the Excess Pension Plan, which supplements the benefits of any participant in the GTE Service Corporation plan in an amount by which any participant's benefits under the GTE Service Corporation plan are limited by law. In addition, the Supplemental Executive Retirement Plan provides additional retirement benefits determined in a similar manner as under the GTE Service Corporation plan on compensation accrued under certain management incentive plans as determined by the Executive Compensation and Organizational Structure Committee. The Supplemental Executive Retirement Plan and GTE Excess Pension Plan benefits are payable in a lump sum or an annuity.

Executive Retired Life Insurance Plan

GTE's Executive Retired Life Insurance Plan provides Messrs. Appel, Sparrow, Whitman, Schaulin, Edwards and Dinsmore a postretirement life insurance benefit of three times final base salary. Upon retirement, Executive Retired Life Insurance Plan benefits may be paid as life insurance or, alternatively, an equivalent amount equal to the present value of the life insurance amount (based on actuarial factors and the interest rate then in effect), may be paid as a lump sum payment, as an annuity or as installment payments.


DIRECTORS' COMPENSATION

The current directors, all of whom are employees of GTE, are not paid any fees or remuneration, as such, for service on the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners as of February 28, 1999:

                                       Name and Address of              Shares of
           Title of Class               Beneficial Owner          Beneficial Ownership     Percent of Class
     --------------------------- ---------------------------   --------------------------  ----------------
     Common Stock of GTE         GTE Corporation                       21,000,000                100%
     South Incorporated          1255 Corporate Drive               shares of record
                                 Irving, TX 75038

(b) Security Ownership of Management as of December 31, 1998:

                                                                                Shares
                                                                             Beneficially
                                                                             Owned as of
           Title of Class             Name of Director (1) (2) (3)        December 31, 1998
     --------------------------- ---------------------------------------  -------------------
     Common Stock of GTE         John C. Appel                                       68,798
     Corporation                 Mateland L. Keith, Jr.                              23,210
                                 Lawrence R. Whitman                                 33,805
                                                                                 ----------
                                                                                    125,813
                                                                                 ==========

                                     Executive Officers (1) (2) (3)
                                 ---------------------------------------
                                 John C. Appel                                       68,798
                                 Larry J. Sparrow                                    51,815
                                 Lawrence R. Whitman                                 33,805
                                 Richard L. Schaulin                                 32,591
                                 William M. Edwards, III                             21,847
                                                                                 ----------
                                                                                    208,856
                                                                                 ==========
                                 All directors and executive
                                 officers as a group (1) (2) (3)                    303,722
                                                                                 ==========

     (1)  Includes shares acquired through participation in the GTE Savings
          Plan.

     (2) Included in the number of shares beneficially owned by Messrs. Appel, Sparrow, Whitman, Schaulin, Edwards and all directors and executive officers as a group are 61,867, 36,667, 31,333, 23,333, 18,634 and
          253,935 shares, respectively, which such persons have the right to acquire within 60 days pursuant to stock options.

     (3) No director or executive officer owns as much as one-tenth of one percent of the total outstanding shares of GTE Common Stock, and all directors and executive officers as a group own less than one-fifth of one percent of the total outstanding shares of GTE Common Stock.


(c) There were no changes in control of the Company during 1998.



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

     (2) Financial Statement Schedules - Schedules supporting the financial statements for the years ended December 31, 1998-1996 (as required):

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

          3.1* Restated Articles of Incorporation dated August 24, 1989 (Exhibit 3.1 of the 1989 Form 10-K, File No. 2-36292)

          3.2* Amended By-Laws, effective September 20, 1995 (Exhibit 3.1 of the September 30, 1995 Form 10-Q, File No. 2-36292)

          4* Indenture dated as of May 1, 1994 between GTE South Incorporated and NationsBank of Georgia, National Association, as Trustee (Exhibit 4.1 of the Company's Registration Statement on Form S-3, File No. 33-54167)

         10.1 Material Contracts - Severance Agreement between GTE and John C. Appel

         10.2 Material Contracts - Severance Agreements between GTE and Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

         10.3 Material Contracts - Retention Agreement between GTE and John C. Appel

         10.4 Material Contracts - Retention Agreements between GTE and Richard L. Schaulin, Larry J. Sparrow and Lawrence R. Whitman

         12     Statements re: Calculation of the Ratio of Earnings to Fixed
                Charges

         27     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.





* Denotes exhibits incorporated herein by reference to previous filings with the Securities and Exchange Commission as designated.

GTE SOUTH INCORPORATED

Schedule II - Valuation and Qualifying Accounts

For the Years Ended December 31, 1998, 1997 and 1996
(Dollars in Millions)

    ----------------------------------------------------------------------------------------------------
             Column A             Column B              Column C                 Column D      Column E
    ----------------------------------------------------------------------------------------------------

                                                        Additions
                                               ---------------------------
                                                               Charged          Deductions
                                 Balance at                 (Credited) to          from       Balance at
                                 Beginning      Charged         Other            Reserves      Close of
           Description            of Year      to Income       Accounts          (Note a)        Year
    ----------------------------------------------------------------------------------------------------
Allowance for uncollectible
    accounts for the years
    ended:


    December 31, 1998             $   18.6      $ 24.7          $    5.4         $   28.7      $   20.0
                                  ========      ======          ========         ========      ========

    December 31, 1997             $   17.9      $ 23.6          $   26.1(b)      $   49.0      $   18.6
                                  ========      ======          ========         ========      ========

    December 31, 1996             $   17.1      $ 21.4          $   23.5(b)      $   44.1      $   17.9
                                  ========      ======          ========         ========      ========



Accrued restructuring costs
    for the year ended:


    December 31, 1996             $   74.3      $   --          $  (21.9)(c)     $   52.4      $     --
                                  ========      ======          ========         ========      ========












NOTES:

(a)  Charges for which reserve was created.

(b)  Recoveries of previously written-off amounts.

(c) Represents amounts necessary to satisfy commitments related to the re-engineering program that were reclassified to accounts payable and accrued expenses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GTE SOUTH INCORPORATED
                                     ------------------------------------
                                                  (Registrant)


Date     March 26, 1999            By        /s/  John C. Appel
      ----------------------         ------------------------------------
                                                  John C. Appel
                                                   President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  John C. Appel                 President and Director                         March 26, 1999
----------------------------       (Principal Executive Officer)
     John C. Appel


/s/  Lawrence R. Whitman           Vice President - Finance and Planning          March 26, 1999
----------------------------       Director
     Lawrence R. Whitman          (Principal Financial Officer)



/s/  Stephen L. Shore              Vice President - Controller                    March 26, 1999
----------------------------       (Principal Accounting Officer)
     Stephen L. Shore


/s/  Mateland L. Keith, Jr.        Director                                       March 26, 1999
----------------------------
     Mateland L. Keith, Jr.

EXHIBIT INDEX

 Exhibit
  Number                      Description
---------  --------------------------------------------------------------------
   10.1    Material Contracts - Severance Agreement between GTE and John C.
           Appel

   10.2    Material Contracts - Severance Agreements between GTE and Richard L.
           Schaulin, Larry J. Sparrow and Lawrence R. Whitman

   10.3    Material Contracts - Retention Agreement between GTE and John C.
           Appel

   10.4    Material Contracts - Retention Agreements between GTE and Richard L.
           Schaulin, Larry J. Sparrow and Lawrence R. Whitman

   12      Statements re: Calculation of the Ratio of Earnings to Fixed Charges

   27      Financial Data Schedule