Form 10-Q
period 1999-09-30
GTE SOUTH INC
filed 1999-11-12
CIK 40878

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

               For the quarterly period ended: SEPTEMBER 30, 1999

                                       or

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

                                                   YES [X]  NO [ ]

The Company had 21,000,000 shares of $25 par value common stock outstanding at October 31, 1999. The Company's common stock is 100% owned by GTE Corporation.



================================================================================

PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements

                             GTE SOUTH INCORPORATED
                   Condensed Statements of Income (Unaudited)



                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                 -----------------------   -----------------------
                                                    1999         1998         1999         1998
                                                 ----------   ----------   ----------   ----------
                                                            (Dollars in Millions)

REVENUES AND SALES
     Local services                              $    174.0   $    159.0   $    506.3   $    468.2
     Network access services                          171.1        160.9        504.8        483.0
     Other services and sales                          68.8         72.8        216.2        216.8
                                                 ----------   ----------   ----------   ----------

        Total revenues and sales                      413.9        392.7      1,227.3      1,168.0
                                                 ----------   ----------   ----------   ----------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                       127.7        143.5        374.6        406.2
     Selling, general and administrative               50.8         55.4        170.9        159.9
     Depreciation and amortization                     76.0         71.4        228.4        215.4
                                                 ----------   ----------   ----------   ----------

        Total operating costs and expenses            254.5        270.3        773.9        781.5
                                                 ----------   ----------   ----------   ----------

OPERATING INCOME                                      159.4        122.4        453.4        386.5

OTHER EXPENSE
     Interest - net                                    18.0         20.1         51.5         48.9
                                                 ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                            141.4        102.3        401.9        337.6
     Income taxes                                      55.3         39.7        157.3        131.0
                                                 ----------   ----------   ----------   ----------

INCOME BEFORE EXTRAORDINARY CHARGE                     86.1         62.6        244.6        206.6
     Extraordinary charge                                --           --           --         (0.2)
                                                 ----------   ----------   ----------   ----------

NET INCOME                                       $     86.1   $     62.6   $    244.6   $    206.4
                                                 ==========   ==========   ==========   ==========













Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                      Condensed Balance Sheets (Unaudited)



                                                          September 30,      December 31,
                                                              1999               1998
                                                         ---------------    ---------------
                                                               (Dollars in Millions)

ASSETS
Current assets
    Cash and cash equivalents                            $           1.3    $          12.8
    Receivables, less allowances of $24.1 million
      and $20.0 million                                            304.3              257.4
    Accounts receivable from affiliates                              1.3               29.0
    Inventories and supplies                                        24.7               18.1
    Net assets held for sale (see Note 4)                            3.7                 --
    Prepayments and other                                            2.9               19.5
                                                         ---------------    ---------------

       Total current assets                                        338.2              336.8
                                                         ---------------    ---------------


Property, plant and equipment, at cost                           4,633.7            4,507.4
Accumulated depreciation                                        (2,901.7)          (2,807.2)
                                                         ---------------    ---------------

       Total property, plant and equipment, net (a)              1,732.0            1,700.2
                                                         ---------------    ---------------


Prepaid pension costs                                              224.9              175.6
Other assets                                                         4.1               10.9
                                                         ---------------    ---------------

Total assets                                             $       2,299.2    $       2,223.5
                                                         ===============    ===============






(a) Includes $3.3 million at December 31, 1998, that is now held for sale, see
    Note 4.

The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                Condensed Balance Sheets (Unaudited) - Continued


                                                   September 30,  December 31,
                                                        1999          1998
                                                   ------------   ------------
                                                      (Dollars in Millions)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt           $        4.1   $        4.1
    Notes payable to affiliates                           124.5          106.8
    Accounts payable                                       62.5           54.4
    Affiliate payables and accruals                        31.6           36.9
    Taxes payable                                          30.4           21.0
    Accrued payroll costs                                  19.4           36.2
    Dividends payable                                      88.0           61.3
    Other                                                  92.0           84.5
                                                   ------------   ------------

       Total current liabilities                          452.5          405.2
                                                   ------------   ------------


Long-term debt                                            796.9          796.6
Employee benefit plans                                    166.2          165.6
Deferred income taxes and other                           175.1          168.3
                                                   ------------   ------------

       Total liabilities                                1,590.7        1,535.7
                                                   ------------   ------------


Shareholders' equity
    Preferred stock                                         0.4            0.4
    Common stock (21,000,000 shares issued)               525.0          525.0
    Additional paid-in capital                             62.4           58.4
    Retained earnings                                     120.7          104.0
                                                   ------------   ------------

       Total shareholders' equity                         708.5          687.8
                                                   ------------   ------------

Total liabilities and shareholders' equity         $    2,299.2   $    2,223.5
                                                   ============   ============






The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                 Condensed Statements of Cash Flows (Unaudited)



                                                                       Nine Months Ended
                                                                          September 30,
                                                                 ----------------------------
                                                                     1999            1998
                                                                 ------------    ------------
                                                                     (Dollars in Millions)

OPERATIONS
    Income before extraordinary charge                           $      244.6    $      206.6
    Adjustments to reconcile income before extraordinary
       charge to net cash from operations:
         Depreciation and amortization                                  228.4           215.4
         Provision for uncollectible accounts                            22.1            19.0
         Changes in current assets and current liabilities              (36.2)          (67.9)
         Deferred income taxes and other - net                          (26.6)           16.6
                                                                 ------------    ------------
       Net cash from operations                                         432.3           389.7
                                                                 ------------    ------------

INVESTING
    Capital expenditures                                               (261.7)         (248.9)
    Other - net                                                           1.4              --
                                                                 ------------    ------------
       Net cash used in investing                                      (260.3)         (248.9)
                                                                 ------------    ------------
FINANCING
    Long-term debt issued                                                  --           221.1
    Long-term debt and preferred stock retired,
       including premiums paid on early retirement                         --           (34.9)
    Dividends paid                                                     (201.2)         (219.4)
    Net change in affiliate notes                                        17.7          (112.9)
                                                                 ------------    ------------
       Net cash used in financing                                      (183.5)         (146.1)
                                                                 ------------    ------------

Decrease in cash and cash equivalents                                   (11.5)           (5.3)

Cash and cash equivalents:
    Beginning of period                                                  12.8            13.1
                                                                 ------------    ------------
    End of period                                                $        1.3    $        7.8
                                                                 ============    ============







The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                  Statement of Shareholders' Equity (Unaudited)



                                                                           Additional
                                               Preferred       Common       Paid-In      Retained
                                                 Stock         Stock        Capital      Earnings      Total
                                               ----------    ----------    ----------   ----------   ----------
                                                                    (Dollars in Millions)

Shareholders' equity, December 31, 1998        $      0.4    $    525.0    $     58.4   $    104.0   $    687.8

Net income                                                                                   244.6        244.6
Tax benefit of employee stock
   options exercised                                                              4.0                       4.0
Dividends declared                                                                          (227.9)      (227.9)
                                               ----------    ----------    ----------   ----------   ----------
Shareholders' equity, September 30, 1999       $      0.4    $    525.0    $     62.4   $    120.7   $    708.5
                                               ==========    ==========    ==========   ==========   ==========







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

NOTE 2. CAPITALIZED SOFTWARE

Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As a result of adopting SOP 98-1, in the third quarter and first nine months of 1999, the Company capitalized $6.0 million and $13.9 million, respectively, of software expenditures, which would have previously been expensed.

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

NOTE 4. NET ASSETS HELD FOR SALE

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 7,000 switched access lines located in Illinois. The Company plans to enter into agreements to sell these lines during 1999. All sales will be subject to regulatory approval and are expected to close during 2000. The associated net assets, which approximate $3.7 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed balance sheet as of September 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in depreciation expense reductions of $0.2 million and $0.6 million for the three and nine months ended September 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The 7,000 access lines represent less than 1% of the average switched access lines that the Company had in service during 1998, and contributed less than 1% to 1998 revenues.

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

NOTE 6. PROPOSED MERGER WITH BELL ATLANTIC CORPORATION

Bell Atlantic and GTE have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own.

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

                             GTE SOUTH INCORPORATED

Item 2.   Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

RESULTS OF OPERATIONS

Net income increased by $23.5 million or 38% and $38.2 million or 19% for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. These increases resulted from higher local services revenues and network access services revenues and lower cost of services and sales. In the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.2 million (net of tax benefits of $0.1 million) reflecting premiums paid on the retirement of high-coupon debt and preferred stock prior to stated maturity.



REVENUES AND SALES
(Dollars in Millions)                       Three Months Ended
                                                September 30,
                                         -----------------------    Increase       Percent
                                            1999         1998      (Decrease)      Change
                                         ----------   ----------   ----------    ----------

    Local services                       $    174.0   $    159.0   $     15.0             9%
    Network access services                   171.1        160.9         10.2             6%
    Other services and sales                   68.8         72.8         (4.0)           (5)%
                                         ----------   ----------   ----------
       Total revenues and sales          $    413.9   $    392.7   $     21.2             5%
                                         ==========   ==========   ==========




                                            Nine Months Ended
                                               September 30,
                                         -----------------------    Increase       Percent
                                            1999         1998      (Decrease)      Change
                                         ----------   ----------   ----------    ----------

Local services                           $    506.3   $    468.2   $     38.1             8%
Network access services                       504.8        483.0         21.8             5%
Other services and sales                      216.2        216.8         (0.6)           --
                                         ----------   ----------   ----------
   Total revenues and sales              $  1,227.3   $  1,168.0   $     59.3             5%
                                         ==========   ==========   ==========

Local Services Revenues

Access line growth was 6% for the three and nine months ended September 30, 1999, generating additional revenues of $6.5 million and $21.0 million, respectively, from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services. Greater demand for enhanced custom calling features, such as SmartCall(R) services, increased local services revenues by $3.9 million and $8.4 million, respectively. Also, growth in extended area service revenue contributed an additional $2.7 million and $4.2 million for the third quarter and year-to-date, respectively.

Network Access Services Revenues

Minutes of use increased 10% and 7%, generating additional revenues of $7.4 million and $14.0 million, respectively, for the three and nine months ended September 30, 1999, compared to the same periods in 1998. Special access revenues grew by $7.2 million and $17.9 million, respectively, as a result of greater demand for increased bandwidth services by high-capacity users. Partially offsetting the three and nine month increases are decreases of $5.9 million and $14.0 million, respectively, reflecting the impact of mandated interstate and intrastate access price changes.

                             GTE SOUTH INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Other Services and Sales Revenues

The decrease in other services and sales revenues for the three months ended September 30, 1999 is primarily due to a $4.1 million decline in toll revenues, primarily related to intraLATA (local access transport area) toll competition.


OPERATING COSTS AND EXPENSES
(Dollars in Millions)                       Three Months Ended
                                                September 30,
                                         -----------------------    Increase       Percent
                                             1999        1998      (Decrease)      Change
                                         ----------   ----------   ----------    ----------

Cost of services and sales               $    127.7   $    143.5   $    (15.8)          (11)%
Selling, general and administrative            50.8         55.4         (4.6)           (8)%
Depreciation and amortization                  76.0         71.4          4.6             6%
                                         ----------   ----------   ----------
   Total operating costs and expenses    $    254.5   $    270.3   $    (15.8)           (6)%
                                         ==========   ==========   ==========




                                            Nine Months Ended
                                               September 30,
                                         -----------------------    Increase       Percent
                                            1999         1998      (Decrease)      Change
                                         ----------   ----------   ----------    ----------

Cost of services and sales               $    374.6   $    406.2   $    (31.6)           (8)%
Selling, general and administrative           170.9        159.9         11.0             7%
Depreciation and amortization                 228.4        215.4         13.0             6%
                                         ----------   ----------   ----------
   Total operating costs and expenses    $    773.9   $    781.5   $     (7.6)           (1)%
                                         ==========   ==========   ==========

Total operating costs and expenses declined for the three and nine months ended September 30, 1999, compared with the same periods in 1998. These decreases were partially due to the employee-reduction program initiated earlier this year and the resulting settlement of pension obligations, which allowed the Company to immediately recognize pension plan gains that have accumulated in excess of the employee obligations. These favorable pension settlement gains were $13.8 million and $31.4 million in the third quarter and first nine months of 1999, respectively. Further contributing to the decreases in operating costs and expenses were data processing costs of $4.9 million for the three and nine months ended September 30, 1999. Partially offsetting the cost reductions for the first nine months of 1999, is a one-time special charge of $11.2 million associated with employee separation programs completed in the first quarter of 1999 and favorable adjustments of certain employee benefits and other liabilities recorded in the second quarter of 1998, which reduced 1998 expenses by $10.7 million. Higher depreciation charges associated with the investment in additional network facilities resulting from increased demand for switched access lines contributed $4.8 million and $13.8 million to the increases in depreciation expense for both the three and nine months ended September 30, 1999, respectively. The third quarter and year-to-date increases in depreciation are partially offset by $0.2 million and $0.6 million, respectively, resulting from the discontinuation of depreciation on approximately 7,000 switched access lines held for sale (for further information see "OTHER DEVELOPMENTS - Planned Asset Sales").

OTHER INCOME STATEMENT ITEMS

Interest-net decreased $2.1 million or 10% for the quarter ended September 30, 1999, compared to the same period in 1998, primarily due to a decrease in interest expense resulting from lower average long-term debt balances. Interest-net increased $2.6 million or 5% for the nine months ended September 30, 1999, compared to the same period in 1998, primarily as a result of an increase in interest expense due to higher average debt balances.

                             GTE SOUTH INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



Income taxes increased $15.6 million or 39% and $26.3 million or 20% for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The increases are primarily due to corresponding increases in pretax income.

During the first quarter of 1998, the Company recorded an after-tax extraordinary charge of $0.2 million (net of tax benefits of $0.1 million) reflecting premiums paid on the retirement of high-coupon debt and preferred stock prior to stated maturity.

CAPITAL RESOURCES AND LIQUIDITY

Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements for construction of new plant, modernization of facilities and payment of dividends. The Company generally funds its construction program from operations, although external financing is available. Short-term financing can be obtained through borrowings from GTE, or GTE Funding Incorporated, an affiliate of the Company. The Company participates with other affiliates in a $1.5 billion, 364-day syndicated revolving line of credit and has access to an additional $2.0 billion in short-term liquidity through GTE and GTE Funding Incorporated's committed bi-lateral revolving lines of credit.

During the first nine months of 1999 net cash from operations was $432.3 million compared to $389.7 million for the same period in 1998. The increase in net cash from operations is due primarily to an increase in results from operations.

The Company's capital expenditures during the first nine months of 1999 were $261.7 million compared to $248.9 million for the same period in 1998. The majority of new investment is being made to meet the demands of growth, modernize facilities and develop and install new software, all of which are required to support new products and enhanced services. The Company anticipates overall capital expenditures for 1999 to be approximately the same as the 1998 level.

Net cash used in financing activities was $183.5 million during the first nine months of 1999 compared to $146.1 million for the same period in 1998. This included dividend payments of $201.2 million during the first nine months of 1999 compared to $219.4 million for the same period in 1998. Short-term financing, represented by the net change in affiliate notes, increased $17.7 million for the first nine months of 1999, compared to a decrease of $112.9 million for the same period in 1998. During the first nine months of 1999, the Company did not retire any long-term debt and preferred stock compared to a total of $34.9 million retired in 1998. Retirements for 1998 included a pretax charge of $0.3 million ($0.2 million after-tax) in premiums paid on the retirement of long-term debt and preferred stock prior to stated maturity. In June 1998, the Company issued $225.0 million of debentures. The net proceeds were applied toward the repayment of the Company's short-term borrowings used to finance a portion of the Company's construction program and for general corporate purposes.

INTERSTATE REGULATORY DEVELOPMENTS

During the third quarter of 1999, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

                             GTE SOUTH INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


GTE continued in the third quarter of 1999, to meet the wholesale requirements of new competitors. To date, GTE has signed interconnection agreements with other carriers, providing them the capability to purchase individual unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks. Several of these interconnection agreements were the result of the arbitration process established by the Telecommunications Act, and incorporated prices or terms and conditions based upon the Federal Communications Commission (FCC) rules that were subsequently overturned by the Eighth Circuit Court (Eighth Circuit) in July 1997. GTE challenged a number of such agreements in federal district courts during 1997.

GTE's position in these challenges was supported by the Eighth Circuit's July 1997 decision stating that the FCC had overstepped its authority in several areas concerning implementation of the interconnection provisions of the Telecommunications Act. In January 1999, the U.S. Supreme Court (Supreme Court) reversed in part and affirmed in part the Eighth Circuit's decisions. The Supreme Court reversed the Eighth Circuit's determination that the FCC had no jurisdiction over pricing. As a result, the pricing rules established by the FCC are now subject to review on their merits by the Eighth Circuit. On the other hand, the Supreme Court vacated the FCC rule setting forth the UNEs that incumbent local exchange carriers (ILECs) are required to provide to competitive local exchange carriers (CLECs). This latter ruling has led to a proceeding before the FCC concerning what elements had to be offered and under what conditions.

In September 1999, the FCC voted on the matter and the order was issued on November 5, 1999. The FCC reaffirmed that incumbents must provide unbundled access to five of the original seven network elements. ILECs are no longer required to provide unbundled operator services, including directory assistance. In addition, in certain circumstances, local and tandem switching need not be unbundled. The FCC also found that state commissions can require ILECs to unbundle additional elements as long as they are consistent with the requirements of the Telecommunications Act and the national policy framework instituted in the FCC's order. Furthermore, the order precludes states from removing network elements from the FCC's list of unbundling obligations.

In June 1999, the Eighth Circuit established a schedule for addressing the issues it did not decide in 1998. The major issues are: (1) the FCC's cost methodology used to set prices, (2) its methodology for setting wholesale discounts, (3) the "proxy rates" it set for interconnection, UNEs, and wholesale discounts, (4) whether ILECs should be required to combine UNEs that are not already combined, and (5) whether the FCC can require ILECs to provide "superior quality" to competitors than what the ILEC provides to itself. Parties to this action have filed briefs and participated in oral arguments on September 17, 1999. A court decision is expected during the first quarter of 2000.

Universal Service

GTE is active before both state and federal regulators advocating development and implementation of measures that will meet the requirements of the universal service provisions of the Telecommunications Act. Specifically, GTE urges regulators to identify and remove all hidden subsidies and to provide an explicit replacement mechanism.

In October 1998, the FCC issued an order selecting a cost model for universal service. On October 22, 1999, the FCC adopted an order selecting the cost inputs for the federal universal service cost model. Due to unforeseen delays, the FCC has now moved the implementation date of the new universal service mechanism for non-rural carriers to January 2000. As a result, many state regulators are awaiting FCC action so they can design their universal service programs to be complementary with the FCC program.

In July 1999, the United States Court of Appeals for the Fifth Circuit (Fifth Circuit) affirmed in part, reversed in part, and remanded in part the FCC's universal service regime. The FCC filed a Motion For Stay of the Fifth Circuit's mandate so that additional time could be granted to address the implementation issues associated with changing its existing methods of assessment and carrier recovery of universal service contributions. GTE and

                             GTE SOUTH INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued



several other parties also asked the Fifth Circuit for rehearing on several issues. However, in September 1999 the Fifth Circuit denied all motions for stay and/or rehearing, and established November 1, 1999 as the effective date for the original decision.

On October 8, 1999, the FCC released two orders in response to the Fifth Circuit decision. One order permits ILECs to continue to recover their universal service contributions from access charges or to establish end-user charges. The second order changed the contribution basis for school/library funding to eliminate calculations based upon intrastate revenues.

On November 4, 1999, the FCC released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural ILECs. The effective date for the new federal universal service plan is January 1, 2000. This plan will take contributions to the federal fund and distribute them to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today.

Price Cap

In May 1999, the U.S. Court of Appeals for the District of Columbia (Court) released a decision regarding the FCC's choice of a 6.5% price cap productivity factor in a 1997 order. The Court found the FCC's choice of a 6.0% base factor and a 0.5% Consumer Productivity Dividend to be inadequately supported. The Court remanded the matter back to the FCC for further action and established an April 2000 date by which the FCC must complete its deliberations. The Court also stayed application of its order, allowing the status quo use of the 6.5% productivity factor pending conclusion of the FCC's further review.

Interstate Access Revision

Effective July 1999, access charges were further reduced using a 6.5% productivity factor in compliance with FCC requirements to reflect the impacts of access charge reform and in making the Company's 1999 Annual Filing. The total annual financial impact of the reduction was $113 million. Similar filings during 1997 and 1998 had already resulted in price reductions.

In July 1999, GTE, along with a coalition of local exchange and long-distance companies, submitted a proposal for interstate access charge and universal service reform to the FCC. The proposal would accelerate the shift in access revenue recovery from per-minute to flat-rated charges, set a schedule for elimination of the price cap productivity factor, and provide more explicit support for universal service. In September 1999, the FCC put the coalition's proposal out for public comment.

In August 1999, the FCC released an order pertaining to access reform and pricing flexibility. The order grants price cap LECs immediate flexibility under certain circumstances to deaverage certain access services and permits the introduction of new services on a streamlined basis, without prior FCC approval.

Advanced Telecommunications Services

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

In March 1999, the FCC released an order adopting a number of new collocation rules designed to make competitive entry easier and less costly. These rules specify how ILECs will manage such items as alternate collocation arrangements, security, space preparation cost allocation, provisioning intervals, and space exhaustion. GTE has appealed this order to federal court. The FCC also released a Further Notice of Proposed Rulemaking (FNPRM) seeking comment on spectrum compatibility issues and line sharing. Line sharing is a concept wherein two or more service providers are allowed to use the same local loop (e.g., voice and xDSL). An order from the FCC on line sharing is expected in the fourth quarter of 1999.

Number Portability

In December 1998, the FCC released an order establishing cost recovery rules for local number portability (LNP) that permitted the recovery of carrier-specific costs directly related to the provision of long-term LNP via a federally tariffed end-user monthly charge. GTE subsequently filed an LNP tariff with the FCC, and in March 1999 instituted an end-user number portability fee. This charge is levied on all business and residence customers because all customers benefit from the competitive environment created by LNP capability. In June 1999, GTE's tariffed LNP charge was reviewed and accepted by the FCC at $0.36 per access line.

Internet Service Traffic

ILECs are required to provide open access to all Internet service providers
(ISPs), while cable television operators are not. Several major cable television operators providing Internet access through cable modem facilities are only offering their affiliated ISPs to consumers. Cable television operators that do allow customers to select non-affiliated ISPs often require the customer to also pay for their affiliated ISP's service (i.e., to pay twice for the same service). GTE has been active in encouraging municipalities engaged in reviewing cable television mergers or franchise renewals to require cable modem open access as a condition for approval. The City of Portland, Oregon was first to adopt such a requirement and AT&T has appealed that decision. Arguments took place November 1, 1999 before the Ninth Circuit Court.

In October 1999, GTE's Internetworking unit filed an antitrust lawsuit contending that cable TV providers' refusal to provide ISPs with "open access" to cable modem platforms is a violation of federal antitrust law. The lawsuit filed in the U.S. District Court in Pittsburgh, names Tele-Communications, Inc., (now a unit of AT&T Corp.), Comcast Corp., and Excite@Home and seeks an injunction to require open access and damages.

GTE's interconnection contracts with CLECs specify that parties compensate each other for the exchange of local traffic, defined as traffic that is originated by an end user of one party and terminating to the end user of the other party within GTE's current local serving area. It is GTE's position that ISP traffic does not satisfy the definition of local traffic, and that no compensation should be paid to CLECs that switch this traffic to their ISP customers. In a recent ruling, the FCC has clarified that ISP traffic is largely interstate, does not "terminate" in GTE's local serving area, and based on an end-to-end analysis of the call, is not local traffic. Consistent with this recent ruling, GTE has been disputing and litigating bills from CLECs on these calls.

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

Virginia

In August 1997, the Virginia State Corporation Commission (VSCC) issued an order in the Company's revenue-neutral rate rebalancing case which contained an annual rate reduction of $27.4 million effective as of October 7, 1997. The Company appealed to the Virginia Supreme Court, but the matter was dismissed as premature because the VSCC had not ruled on all the issues in the case. A final order was issued by the VSCC in April 1999, and the Company refiled a Notice of Appeal with the Virginia Supreme Court in May 1999. In September 1999, the Supreme Court of Virginia granted the Company's appeal and will hear the case. GTE filed its opening brief on October 25, 1999.

The Company is currently operating under an Annual Information Filing plan in Virginia, which may produce refunds under certain circumstances. The VSCC is currently reviewing the Company's books from 1993 to the present under various dockets. An unfavorable ruling in these dockets could result in refunds to the Company's customers in Virginia.

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

Both companies are working diligently to complete the merger and are targeting completion of the merger around the end of the first quarter of 2000. However, Bell Atlantic and GTE must obtain the approval of a variety of state

                             GTE SOUTH INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued


and federal regulatory agencies and, given the inherent uncertainties of the regulatory process, the closing of the merger may be delayed.

Planned Asset Sales

During the first quarter of 1998, the Company committed to a plan that resulted in a decision to sell approximately 7,000 switched access lines located in Illinois. The Company plans to enter into agreements to sell these lines during 1999. All sales will be subject to regulatory approval and are expected to close during 2000. The associated net assets, which approximate $3.7 million, consist of property, plant and equipment, and are classified as "Net assets held for sale" in the condensed balance sheet as of September 30, 1999. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets, resulting in depreciation expense reductions of $0.2 million and $0.6 million for the three and nine months ended September 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The 7,000 access lines represent less than 1% of the average switched access lines that the Company had in service during 1998, and contributed less than 1% to 1998 revenues.

YEAR 2000 CONVERSION

State of Readiness

GTE has completed Year 2000 remediation, conducted system testing and returned to production the essential systems that support its domestic telecommunications businesses. GTE's portion of the public switched telephone network (PSTN) in the United States has been upgraded for Year 2000, and all of GTE's access lines are now operating using Year 2000 compliant central office switches and network elements. All other GTE business units are substantially complete in Year 2000 conversion and testing and are expected to be 100% complete by the end of November 1999.

GTE's remaining efforts continue through March 2000 and consist of quality assurance and validation of Year 2000 efforts across businesses; assuring forward compliance of systems and services; planning for reasonably foreseeable contingencies associated with the millennium rollover; and operation of our corporate Year 2000 communications watch center.

Cost to Address Year 2000 Issues

The estimated total multi-year cost of GTE's Year 2000 Program remains unchanged and is not expected to exceed $400 million. Through September 30, 1999, expenditures totaled $358 million. The current estimate for the cost of remediation for the Company is approximately $18.5 million. Through September 30, 1999, expenditures totaled $14.0 million. Year 2000 remediation costs are expensed in the year incurred. Approximately 68% of GTE's program effort involves U.S. domestic operations. GTE's majority-owned subsidiaries have not elected to replace or accelerate the planned replacement of any systems due to the Year 2000 issue. GTE has begun to reduce the staff assigned to the Year 2000 program. From a program peak of over 1,200 full-time equivalent workers, we are currently staffed with an estimated 500 full-time equivalent workers (both company employees and contractors) worldwide.

                             GTE SOUTH INCORPORATED

           Management's Discussion and Analysis of Financial Condition
                      And Results of Operations - Continued

Risks of Year 2000 Issues

With the completion of conversion and system testing, GTE believes that the risk of multiple, simultaneous Year 2000 disruptions affecting GTE's ability to provide basic services has been substantially eliminated. While isolated system issues may arise, the "most reasonably likely worse case scenario" would be any disruptions resulting from interoperability issues with other international carriers that have not completed their Year 2000 efforts or other circumstances outside of GTE's control.

Contingency Planning

GTE continues to enhance its normal business continuity planning to address potential Year 2000 interruptions. GTE's disaster preparedness recovery plans include procedures and activities for a "multi-regional" Year 2000 contingency, if it occurs. GTE has established a corporate Year 2000 communications watch center that is now operational. Located in Dallas, Texas, the watch center will remain operational (as required) through March 1, 2000. The initial versions of our contingency plans were completed during the second quarter of 1999. These contingency plans will be kept current through the millennium rollover, and are being tested (as appropriate). As of September 30, 1999, 79% of the contingency plans have completed testing, and the remaining plans are expected to complete testing by the end of November 1999. GTE's Year 2000 contingency plans include business continuity planning; disaster recovery/emergency preparedness; millennium rollover planning; post millennium degradation tracking; a network and information technology freeze period; employee availability and logistics backup planning; "follow-the-sun" time-zone impact analysis; and coordination with other (non-PSTN) telecommunications providers.

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

                             GTE SOUTH INCORPORATED


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits required by Item 601 of Regulation S-K.

               12 Statement re: Calculation of the Ratio of Earnings to Fixed Charges

               27    Financial Data Schedule

         (b) The Company filed no reports on Form 8-K during the third quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               GTE South Incorporated
                                       -----------------------------------------
                                                    (Registrant)


Date:   November 10, 1999                      /s/ Stephen L. Shore
      --------------------             -----------------------------------------
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
