Form 10-Q
period 2000-03-31
GTE SOUTH INC
filed 2000-05-12
CIK 40878

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

                 For the quarterly period ended: MARCH 31, 2000

                                       or

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

The registrant, a wholly-owned subsidiary of GTE Corporation, meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with reduced disclosure format pursuant to General Instruction (H)(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES   [X]     NO  [ ]

The Company had 21,000,000 shares of $25 par value common stock outstanding at April 30, 2000. The Company's common stock is 100% owned by GTE Corporation.

================================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                             GTE SOUTH INCORPORATED
                   Condensed Statements of Income (Unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                               ---------------------
                                                                 2000         1999
                                                               --------     --------
                                                               (Dollars in Millions)
REVENUES AND SALES
     Local services                                            $  174.4     $  163.8
     Network access services                                      172.5        159.5
     Other services and sales                                      64.5         74.1
                                                               --------     --------
        Total revenues and sales                                  411.4        397.4
                                                               --------     --------

OPERATING COSTS AND EXPENSES
     Cost of services and sales                                   135.3        128.2
     Selling, general and administrative                           52.1         61.4
     Depreciation and amortization                                 80.5         77.7
                                                               --------     --------
        Total operating costs and expenses                        267.9        267.3
                                                               --------     --------

OPERATING INCOME                                                  143.5        130.1

OTHER EXPENSE
     Interest - net                                                19.3         18.1
                                                               --------     --------

INCOME BEFORE INCOME TAXES                                        124.2        112.0
     Income taxes                                                  48.7         43.8
                                                               --------     --------

NET INCOME                                                     $   75.5     $   68.2
                                                               ========     ========


Per share data is omitted since the Company's common stock is 100% owned by GTE Corporation.

The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                      Condensed Balance Sheets (Unaudited)


                                                             March 31,     December 31,
                                                               2000            1999
                                                            ----------     ------------
                                                               (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                               $      1.3      $     13.4
    Receivables, less allowances of $21.1 million
      and $18.6 million                                          245.7           297.5
    Accounts receivable from affiliates                            4.1            19.6
    Inventories and supplies                                      26.7            22.1
    Prepayments and other                                         15.8            64.4
                                                            ----------      ----------

       Total current assets                                      293.6           417.0
                                                            ----------      ----------


Property, plant and equipment, at cost                         4,725.0         4,667.3
Accumulated depreciation                                      (2,963.3)       (2,919.5)
                                                            ----------      ----------

       Total property, plant and equipment, net                1,761.7         1,747.8
                                                            ----------      ----------


Prepaid pension costs                                            273.2           245.0
Other assets                                                       4.6             1.1
                                                            ----------      ----------
Total assets                                                $  2,333.1      $  2,410.9
                                                            ==========      ==========

The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                Condensed Balance Sheets (Unaudited) - Continued



                                                       March 31,     December 31,
                                                         2000           1999
                                                       ----------    ------------
                                                         (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt               $     18.4     $      4.3
    Notes payable to affiliates                              73.8          138.2
    Accounts payable                                         59.9           90.8
    Affiliate payables and accruals                          31.8           29.1
    Dividends payable                                        59.0           89.0
    Accrued interest                                          8.9           13.5
    Other                                                   157.4          139.2
                                                       ----------     ----------
       Total current liabilities                            409.2          504.1
                                                       ----------     ----------

Long-term debt                                              779.1          793.1
Employee benefit plans                                      159.5          159.4
Deferred income taxes and other                             308.6          293.8
                                                       ----------     ----------
       Total liabilities                                  1,656.4        1,750.4
                                                       ----------     ----------

Shareholders' equity
    Preferred stock                                            --            0.4
    Common stock (21,000,000 shares issued)                 525.0          525.0
    Additional paid-in capital                               63.1           63.0
    Retained earnings                                        88.6           72.1
                                                       ----------     ----------
       Total shareholders' equity                           676.7          660.5
                                                       ----------     ----------
Total liabilities and shareholders' equity             $  2,333.1     $  2,410.9
                                                       ==========     ==========


The accompanying notes are an integral part of these statements.

                             GTE SOUTH INCORPORATED
                 Condensed Statements of Cash Flows (Unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                ----------------------
                                                                                  2000         1999
                                                                                --------      --------
                                                                                (Dollars in Millions)
OPERATIONS
    Net income                                                                  $   75.5      $   68.2
    Adjustments to reconcile net income to net cash from operations:
      Depreciation and amortization                                                 80.5          77.7
      Employee retirement benefits                                                 (29.4)         (7.8)
      Provision for uncollectible accounts                                           6.6           6.4
      Changes in current assets and current liabilities                             90.8          12.5
      Deferred income taxes and other - net                                         10.7          13.0
                                                                                --------      --------
       Net cash from operations                                                    234.7         170.0
                                                                                --------      --------

INVESTING
    Capital expenditures                                                           (92.9)        (79.9)
    Other - net                                                                     (0.1)          1.2
                                                                                --------      --------
       Net cash used in investing                                                  (93.0)        (78.7)
                                                                                --------      --------
FINANCING
    Preferred stock retired, including premiums paid on early retirement            (0.4)           --
    Dividends paid                                                                 (89.0)        (61.2)
    Net change in affiliate notes                                                  (64.4)        (36.3)
                                                                                --------      --------
       Net cash used in financing                                                 (153.8)        (97.5)
                                                                                --------      --------

Decrease in cash and cash equivalents                                              (12.1)         (6.2)

Cash and cash equivalents:
    Beginning of period                                                             13.4          12.8
                                                                                --------      --------
    End of period                                                               $    1.3      $    6.6
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

The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These condensed financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Reclassifications of prior year data have been made, where appropriate, to conform to the 2000 presentation.

NOTE 2.  PREFERRED STOCK

In March 2000, the Company redeemed all 4,119 outstanding shares of preferred stock and paid premiums of less than $0.1 million pretax on the early redemption.

NOTE 3.  PLANNED ASSET SALES

During December 1999, the Company entered into an agreement to sell approximately 7,000 switched access lines located in Illinois to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in Illinois. This sale is subject to regulatory approval and is expected to close during 2000. The associated net assets, which approximate $3.4 million and $4.0 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Prepayments and other" in the balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $0.2 million for both the three months ended March 31, 2000 and 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents less than 1% of the switched access lines that the Company had in service at the end of 1999, and contributed less than 1% to 1999 revenues and less than 1% of operating income.

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.

                             GTE SOUTH INCORPORATED
         Notes to Condensed Financial Statements (Unaudited) - Continued


NOTE 5.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $15.8 million and $14.5 million, respectively, compared to the first quarter of 1999. The change in methodology does not apply to directory publishing activity for Virginia, which will remain on the current method consistent with the regulatory requirements in that state.

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

The merger is expected to qualify as a pooling of interests, which means that for accounting and financial reporting purposes the companies will be treated as if they had always been combined. At annual meetings held in May 1999, the shareholders of each company approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax-free. All state regulatory commissions have now approved the merger and the only remaining approval is required from the Federal Communications Commission.

                             GTE SOUTH INCORPORATED

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

RESULTS OF OPERATIONS

Net income increased by $7.3 million or 11% for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to an increase in network access services revenues and a decrease in selling, general and administrative expenses, partially offset by lower revenues from other services and sales and a corresponding increase in income taxes.



REVENUES AND SALES
(Dollars in Millions)                    Three Months Ended
                                              March 31,
                                        ---------------------     Increase       Percent
                                          2000         1999      (Decrease)      Change
                                        --------     --------     --------       ------
Local services                          $  174.4     $  163.8     $   10.6          6%
Network access services                    172.5        159.5         13.0          8%
Other services and sales                    64.5         74.1         (9.6)       (13)%
                                        --------     --------     --------

   Total revenues and sales             $  411.4     $  397.4     $   14.0          4%
                                        ========     ========     ========

Local Services Revenues

Access line growth was 5% for the first quarter of 2000, generating additional revenues of $7.8 million from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services. Greater demand for enhanced custom calling features, such as SmartCall(R) services, contributed an additional $4.4 million in local services revenue growth for the first quarter of 2000.

Network Access Services Revenues

Minutes of use increased 10%, generating additional revenues of $7.0 million for the first quarter of 2000 compared to the first quarter of 1999. Special access revenues grew by $11.0 million as a result of greater demand for increased bandwidth services by high-capacity users. End-user surcharges increased $2.8 million as a result of access line growth and implementation of the local number portability (LNP) surcharge. Partially offsetting these increases was a decrease of $7.6 million reflecting the impact of mandated interstate and intrastate access price reductions.

Other Services and Sales Revenues

The decrease in other services and sales revenues was primarily due to the impact of a change in the recognition of directory publishing revenues, which resulted in a decrease of $15.8 million for the first quarter of 2000 (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues"). This decrease was partially offset by increases in nonregulated service revenues and equipment sales of $2.8 million.

                             GTE SOUTH INCORPORATED

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)



OPERATING COSTS AND EXPENSES
(Dollars in Millions)                              Three Months Ended
                                                       March 31,
                                                  ---------------------     Increase      Percent
                                                    2000         1999      (Decrease)     Change
                                                  --------     --------    ----------     ------
Cost of services and sales                        $  135.3     $  128.2     $    7.1         6%
Selling, general and administrative                   52.1         61.4         (9.3)      (15)%
Depreciation and amortization                         80.5         77.7          2.8         4%
                                                  --------     --------     --------

   Total operating costs and expenses             $  267.9     $  267.3     $    0.6        --
                                                  ========     ========     ========

Total operating costs and expenses increased $0.6 million in the first quarter of 2000 compared to the same period in 1999. This increase was partially due to an increase in access charges of $13.1 million, primarily due to increased competitive local exchange carrier (CLEC) activity. Further contributing to the increase were higher costs of $15.0 million associated with customer and access line growth, higher telecommunications equipment sales volumes and increased costs for new initiatives, such as digital subscriber line (DSL) service. Offsetting these cost increases was the recognition of a pretax gain of $19.8 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. The increases were further offset by a one-time special charge of $11.2 million in the first quarter of 1999 associated with employee separation programs. The increase in depreciation and amortization expense was primarily due to higher depreciation charges associated with the investment in additional network facilities as a result of greater demand for switched access lines due to higher demand from both Internet Service Providers
(ISPs) and customers.

OTHER INCOME STATEMENT ITEMS

Interest - net increased $1.2 million or 7% in the first quarter of 2000 compared to the same period in 1999, primarily as a result of higher average short-term debt balances.

Income taxes increased $4.9 million or 11% in the first quarter of 2000 compared to the same period in 1999, primarily due to a corresponding increase in pretax income.

INTERSTATE REGULATORY DEVELOPMENTS

During the first quarter of 2000, regulatory and legislative activity at both the state and federal levels continued to be a direct result of the Telecommunications Act of 1996 (Telecommunications Act). Along with promoting competition in all segments of the telecommunications industry, the Telecommunications Act was intended to preserve and advance universal service.

GTE continued in 2000 to meet the wholesale requirements of new competitors. GTE has continued to sign interconnection agreements with other carriers, providing them the capability to purchase unbundled network elements (UNEs), resell retail services and interconnect facilities-based networks.

Universal Service

In November 1999, the Federal Communications Commission (FCC) released an order dealing with implementation of the new FCC federal high cost support mechanism for non-rural incumbent local exchange carriers (ILECs), including GTE. The effective date for the new federal universal service plan was January 1, 2000. This plan will distribute federal high cost funds to states with higher than average costs. The role of state commissions is to ensure reasonable comparability within the borders of a state. Federal high cost support will be calculated by comparing

                             GTE SOUTH INCORPORATED

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)


the nationwide average cost with each state's average cost per line, and providing federal support for only states that exceed 135% of the nationwide average. To guard against rate shock, the FCC also adopted a "hold harmless" approach so that the amount of support provided to each non-rural carrier under the new plan will not be less than the amount provided today. U S WEST has appealed this order on the basis that it fails to provide a sufficient amount of support. This FCC order also established a May 1, 2000 deadline by which state commissions must create at least three deaveraged price zones for UNEs. In January 2000, GTE requested the FCC grant a one year delay to give state commissions ample opportunity to implement deaveraged retail rates and establish state universal service funds in concert with UNE deaveraging. However, on April 6, 2000, the FCC denied GTE's request for an extension of time. The FCC expects state commissions, rather than the individual telephone companies, to file a waiver of the May 1, 2000 deadline, if necessary. On April 28, 2000, the FCC granted temporary waivers to seven state commissions allowing them to delay compliance up to six months. The remaining states that GTE operates in have already adopted permanent deaveraged UNE rates.

INTRASTATE REGULATORY DEVELOPMENTS

North Carolina

In March 2000, the North Carolina Utility Commission (NCUC) issued an order to further address UNEs and the impacts of the FCC's UNE remand order and line sharing order. The NCUC order established proceedings in two phases. Phase I addresses (1) geographically deaveraged UNEs, (2) the impacts of the FCC's UNE remand order on the original UNEs for which the NCUC has set permanent rates, and (3) rates for line sharing consistent with the FCC's line sharing order. Phase II addresses (1) issues raised in certain UNE arbitration proceedings that were deferred to this proceeeding and (2) any new UNEs to be considered as a result of the FCC's UNE remand order. Hearings for Phase I and Phase II are scheduled to begin in September and October 2000, respectively. A final order is expected in the fourth quarter of 2000.

Virginia

The Company is currently operating under an Annual Information Filing plan in Virginia, which may produce refunds if returns exceed certain prescribed limits. The Virginia State Corporation Commission (VSCC) is currently reviewing the Company's earnings from 1995 to the present under various dockets. An unfavorable ruling in these dockets could result in refunds to the Company's customers in Virginia. In November 1999, the VSCC ordered the Company to refund customers $1.2 million plus interest for 1993. The remaining portion of the 1993 refund liability of $2.0 million was held in abeyance pending resolution of the Virginia Supreme Court's (Supreme Court) review of the Company's rate rebalancing case. In March 2000, the Supreme Court affirmed the VSCC's decision in the rate rebalancing case which resulted in a March 31, 2000 order by the VSCC directing the Company to refund the additional $2.0 million. The total 1993 refund of $3.2 million is due to customers by May 2000 and has already been reflected in prior period financial results of the Company.

OTHER DEVELOPMENTS

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

                             GTE SOUTH INCORPORATED

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

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

Planned Asset Sales

During December 1999, the Company entered into an agreement to sell approximately 7,000 switched access lines located in Illinois to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in Illinois. This sale is subject to regulatory approval and is expected to close during 2000. The associated net assets, which approximate $3.4 million and $4.0 million at March 31, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Prepayments and other" in the balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $0.2 million for both the three months ended March 31, 2000 and 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents less than 1% of the switched access lines that the Company had in service at the end of 1999, and contributed less than 1% to 1999 revenues and less than 1% of operating income.

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, GTE changed its method of recognizing directory publishing revenues. GTE Directories, a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by GTE Directories. Under the new method, GTE Directories now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills GTE Directories for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income for the three months ended March 31, 2000 decreased $15.8 million and $14.5 million, respectively, compared to the first quarter of 1999. Other services and sales revenues and operating income for the year ended December 31, 2000 are expected to decrease by approximately $34.1 million and $29.7 million, respectively, compared to 1999. The change in methodology does not apply to directory publishing activity for Virginia, which will remain on the current method consistent with the regulatory requirements in that state.

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

                             GTE SOUTH INCORPORATED

        (Abbreviated pursuant to General Instruction H(2) of Form 10-Q.)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which currently must be adopted by June 30, 2000. SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental costs. The Company is currently assessing the impact of SAB No. 101.


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

The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (1) materially adverse changes in economic conditions in the markets served by the Company; (2) material changes in available technology; (3) the final resolution of federal, state and local regulatory initiatives and proceedings, including arbitration proceedings, and judicial review of those initiatives and proceedings, pertaining to, among other matters, the terms of interconnection, access charges, universal service, unbundled network elements and resale rates; and (4) the extent, timing, success and overall effects of competition from others in the local telephone and intraLATA (local access and transport area) toll service markets.

PART II.       OTHER INFORMATION

                             GTE SOUTH INCORPORATED


Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits required by Item 601 of Regulation S-K.

                  10 Material Contracts - Letter Agreement between GTE Service
                     Corporation and John Appel

                  12 Statement re: Calculation of the Ratio of Earnings to Fixed
                     Charges

                  27 Financial Data Schedule

           (b) The Company filed no reports on Form 8-K during the first quarter of 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GTE South Incorporated
                                      ------------------------------------
                                              (Registrant)


Date:        May 12, 2000                 /s/ Stephen L. Shore
       ----------------------         ------------------------------------
                                              Stephen L. Shore
                                                 Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
 Number                  Description
-------                  -----------
  10           Material Contracts - Letter Agreement between GTE Service
               Corporation and John Appel

  12           Statement re: Calculation of the Ratio of Earnings to Fixed
               Charges

  27           Financial Data Schedule