Form 10-Q
period 2000-06-30
GTE SOUTH INC
filed 2000-08-14
CIK 40878

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

                  For the quarterly period ended: June 30, 2000

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______


                         Commission File Number 2-36292


                               VERIZON SOUTH INC.
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


                            GTE SOUTH INCORPORATED
             (Former name, former address and former fiscal year,
                         if changed since last report)

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      YES  [X]    NO  [ ]

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              VERIZON SOUTH INC.
                  Condensed Statements of Income (Unaudited)

                                                       Three Months Ended           Six Months Ended
                                                            June 30,                    June 30,
                                                 --------------------------   ---------------------------
                                                      2000          1999           2000          1999
                                                 ------------  ------------   ------------  -------------
                                                                  (Dollars in Millions)
REVENUES AND SALES
     Local services                              $      117.7  $      180.6   $      307.5  $      357.1
     Network access services                            173.6         179.0          349.3         341.0
     Other services and sales                            47.3          56.4           93.2         115.3
                                                 ------------  ------------   ------------  -------------
        Total revenues and sales                        338.6         416.0          750.0         813.4
                                                 ------------  ------------   ------------  -------------

OPERATING COSTS AND EXPENSES
     Operations and support                             206.6         177.4          393.9         367.1
     Depreciation and amortization                       78.5          72.6          157.5         149.1
                                                 ------------  ------------   ------------  -------------
        Total operating costs and expenses              285.1         250.0          551.4         516.2
                                                 ------------  ------------   ------------  -------------
OPERATING INCOME                                         53.5         166.0          198.6         297.2

OTHER EXPENSE
     Interest - net                                      46.1          15.4           65.4          33.5
                                                 ------------  ------------   ------------  -------------
INCOME BEFORE INCOME TAXES                                7.4         150.6          133.2         263.7
     Income taxes                                         7.9          58.9           57.2         103.1
                                                 ------------  ------------   ------------  -------------
NET INCOME (LOSS)                                $       (0.5) $       91.7   $       76.0  $      160.6
                                                 ============  ============   ============  =============



The accompanying notes are an integral part of these statements.

                               VERIZON SOUTH INC.
                      Condensed Balance Sheets (Unaudited)

                                                                      June 30,      December 31,
                                                                        2000           1999
                                                                   --------------  -------------
                                                                        (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                      $        0.4    $      13.4
    Receivables, less allowances of $20.5 million
      and $18.6 million                                                   246.4          297.5
    Accounts receivable from affiliates                                     4.6           19.6
    Inventories and supplies                                               24.2           22.1
    Prepayments and other                                                  19.0           64.4
                                                                   --------------  -------------
       Total current assets                                               294.6          417.0
                                                                   --------------  -------------

Property, plant and equipment, at cost                                  4,739.6        4,616.2
Accumulated depreciation                                               (2,979.7)      (2,897.0)
                                                                   --------------  -------------
       Total property, plant and equipment, net                         1,759.9        1,719.2
                                                                   --------------  -------------

Prepaid pension costs                                                     322.0          245.0
Other assets                                                                4.7            1.1
                                                                   --------------  -------------
Total assets                                                       $    2,381.2    $   2,382.3
                                                                   ==============  =============


The accompanying notes are an integral part of these statements.

                               VERIZON SOUTH INC.
                Condensed Balance Sheets (Unaudited) - Continued

                                                                    June 30,       December 31,
                                                                      2000             1999
                                                               ---------------   --------------
                                                                     (Dollars in Millions)
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities
    Current maturities of long-term debt                       $          6.0    $         4.3
    Notes payable to affiliates                                          65.6            138.2
    Accounts payable                                                     54.2             90.8
    Affiliate payables and accruals                                      74.1             29.1
    Dividends payable                                                    70.0             89.0
    Taxes payable                                                        26.4             27.1
    Accrued payroll costs                                                39.2             29.7
    Other                                                               185.9             95.9
                                                               ---------------   --------------
       Total current liabilities                                        521.4            504.1
                                                               ---------------   --------------

Long-term debt                                                          791.5            793.1
Employee benefit plans                                                  156.7            159.4
Deferred income taxes                                                   146.6            164.0
Regulatory and other liabilities                                        188.7            132.3
                                                               ---------------   --------------
       Total liabilities                                              1,804.9          1,752.9
                                                               ---------------   --------------

Shareholder's equity
    Preferred stock                                                      --                0.4
    Common stock (21,000,000 shares issued)                             525.0            525.0
    Additional paid-in capital                                           63.3             63.0
    Retained earnings (deficit)                                         (12.0)            41.0
                                                               ---------------   --------------
       Total shareholder's equity                                       576.3            629.4
                                                               ---------------   --------------
Total liabilities and shareholder's equity                     $      2,381.2    $     2,382.3
                                                               ===============   ==============

The accompanying notes are an integral part of these statements.

                               VERIZON SOUTH INC.
                 Condensed Statements of Cash Flows (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                           -----------------------------
                                                                               2000            1999
                                                                           -------------    ------------
                                                                               (Dollars in Millions)
OPERATIONS
       Net cash from operations                                            $      403.4     $     275.6
                                                                           -------------    ------------
INVESTING
    Capital expenditures                                                         (195.4)         (171.8)
    Other - net                                                                    --               1.5
                                                                           -------------    ------------
       Net cash used in investing                                                (195.4)         (170.3)
                                                                           -------------    ------------

FINANCING
    Preferred stock retired, including
          premiums paid on early retirement                                        (0.4)            --
    Dividends paid                                                               (148.0)         (123.3)
    Net change in affiliate notes                                                 (72.6)            6.4
                                                                           -------------    ------------
       Net cash used in financing                                                (221.0)         (116.9)
                                                                           -------------    ------------

Decrease in cash and cash equivalents                                             (13.0)          (11.6)

Cash and cash equivalents:
    Beginning of period                                                            13.4            12.8
                                                                           -------------    ------------
    End of period                                                          $        0.4     $       1.2
                                                                           =============    ============


The accompanying notes are an integral part of these statements.

                               VERIZON SOUTH INC.
                 Statement of Shareholder's Equity (Unaudited)

                                                                                     Additional
                                                    Preferred         Common          Paid-In         Retained
                                                      Stock            Stock          Capital         Earnings          Total
                                                  -------------   --------------   -------------   --------------   -------------
                                                                               (Dollars in Millions)
Shareholder's equity, December 31, 1999           $        0.4    $      525.0     $       63.0    $       41.0     $      629.4

Net income                                                                                                 76.0             76.0
Redemption of preferred stock                             (0.4)                                                             (0.4)
Tax benefit from exercise of stock options                                                  0.3                              0.3
Dividends declared                                                                                       (129.0)          (129.0)
                                                  -------------   --------------   -------------   --------------   -------------

Shareholder's equity, June 30, 2000               $         --    $      525.0     $       63.3    $      (12.0)    $      576.3
                                                  =============   ==============   =============   ==============   =============



The accompanying notes are an integral part of these statements.

                              VERIZON SOUTH INC.
               Notes to Condensed Financial Statements (Unaudited)

Note 1. Basis of Presentation

Verizon South Inc. (the Company), formerly GTE South Incorporated, is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Bell Atlantic Corporation (d/b/a Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in the Company's 1999 Annual Report on Form 10-K.

Note 2. Bell Atlantic - GTE Merger

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated July 27, 1998. Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs
Results of operations for June 30, 2000 includes merger-related pre-tax costs totaling approximately $41.8 million consisting of direct incremental costs and employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support Expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of "Employee benefit plans."

Conforming Accounting Adjustments
Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $3.3 million for each of the six month periods ended June 30, 2000 and 1999.

Note 3. Dividend

On July 30, 2000, the Company declared and paid a dividend in the amount of $70.0 million to Verizon Communications.

Note 4. Preferred Stock

In March 2000, the Company redeemed all 4,119 outstanding shares of preferred stock and paid premiums of less than $0.1 million pretax on the early redemption.

                                VERIZON SOUTH INC.
         Notes to Condensed Financial Statements (Unaudited) - Continued

Note 5. Net Assets Held for Sale

During December 1999, the Company entered into an agreement to sell approximately 7,000 switched access lines located in Illinois to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in Illinois. This sale is contingent upon final agreement and regulatory approval and is expected to close during 2000. The associated net assets, which approximate $3.5 million and $4.0 million at June 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Prepayments and other" in the balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $0.2 million and $0.4 million for the three and six months ended June 30, 2000 and $0.3 million and $0.5 million for the three and six months ended June 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents less than 1% of the switched access lines that the Company had in service at the end of 1999, and contributed less than 1% to 1999 revenues and less than 1% of operating income.

Note 6. Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income decreased $22.2 million and $19.9 million, respectively, for the six months ended June 30, 2000 compared to the same period in of 1999.

Note 7. Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The Company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

                                VERIZON SOUTH INC.
         Notes to Condensed Financial Statements (Unaudited) - Continued

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of operations and financial position.

Note 8. Commitments and Contingencies

The Company is subject to a number of proceedings arising out of the conduct of its business, including those relating to regulatory actions, commercial transactions and environmental, safety and health matters. Management believes that the ultimate resolution of these matters will not have a materially adverse effect on the results of operations or the financial position of the Company.

Federal and state regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on the net income in future periods. Over the remainder of 2000 based on preliminary estimates the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact on each operating telephone subsidiary is still being assessed.

                               VERIZON SOUTH INC.

        Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

RESULTS OF OPERATIONS

Net income decreased by $84.6 million or 53% for the six months ended June 30, 2000. The decrease is primarily the result of lower local services and other services and sales revenues and higher interest expense.

The Company's results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis.

The following table shows how special items are reflected in the condensed statements of income for each period:

(Dollars in Millions)
Six Months Ended June 30,                               2000           1999
------------------------------------------------- --------------- --------------
Revenues and Sales
   Regulatory contingencies                        $      21.3    $          --
                                                   ------------   --------------

Operations and Support Expenses
  Bell Atlantic-GTE merger costs                          41.8               --
  Conforming accounting adjustments                       (3.3)            (3.3)
                                                   ------------   --------------
                                                          38.5             (3.3)
                                                   ------------   --------------

Interest Expense
   Regulatory contingencies                               29.8               --
                                                   ------------   --------------
Total                                              $      89.6    $        (3.3)
                                                   ============   ==============

What follows is a further explanation of the nature of these special items.

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

Results of operations for June 30, 2000 includes merger-related pre-tax costs totaling approximately $41.8 million consisting of direct incremental costs and employee severance costs.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

those employees are included in the Company's balance sheets as a component of "Employee benefit plans."

Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting policies and presentation to that of Verizon
Communications. As a result of these adjustments, operating income was increased by $3.3 million for each of the six month periods ended June 30, 2000 and 1999.

Regulatory Contingencies

In the second quarter of 2000, the Company recognized charges for regulatory matters totaling $51.1 million. The Company recorded a reduction to operating revenue in the amount of $21.3 million and a charge to interest expense of $29.8 million. These matters relate to specific issues currently under investigation by federal and state regulatory commissions. The Company believes that it is probable that the ultimate resolution of these matters will result in refunds to its customers, including interest.

REVENUES AND SALES
 (Dollars in Millions)                                     Six Months Ended
                                                               June 30,
                                                    ------------------------------   Increase        Percent
                                                        2000            1999         (Decrease)       Change
                                                    ------------    ------------   ------------ ------------
    Local services                                  $      307.5    $      357.1   $     (49.6)       (14)%
    Network access services                                349.3           341.0           8.3          2 %
    Other services and sales                                93.2           115.3         (22.1)       (19)%
                                                    ------------    ------------   ------------
       Total revenues and sales                     $      750.0    $      813.4   $     (63.4)        (8)%
                                                    ============    ============   ============

Local Services Revenues

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by the Company. The decrease in local services revenues was primarily due to second quarter 2000 special charges for certain regulatory matters. The decrease was partially offset by growth in access lines of 4%, which generated additional revenues from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services. The decrease was also partially offset by increased demand for enhanced custom calling features, such as SmartCall(R) services. In addition, increased maintenance and service revenues and growth in extended area service further offset the decrease in local services revenues.

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Network Access Services Revenues

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. The increase in network access services revenues was primarily attributable to a 6% increase in minutes of use for the six months ending June 30, 2000 as compared to the same period in 1999. In addition, special access revenues grew as a result of greater demand for increased bandwidth services by high-capacity users and end-user surcharges increased as a result of access line growth and implementation of the local number portability (LNP) surcharge. These increases were substantially offset by the impact of mandated interstate and intrastate access price reductions and rate element adjustments. In addition, revenues were reduced by a second quarter 2000 special charge for a contingency related to a regulatory matter (see "Results of Operations").

Other Services and Sales Revenues

Other services and sales revenues include such services as inventory management and purchasing services, customer premises equipment sales, public telephone and billing and collection provided to affiliates and third parties. In addition, other services and sales revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but within the same LATA (intraLATA). Other services and sales revenues decreased for the six months ended June 30, 2000, as compared to the same period in 1999, primarily due to the impact of a change in the recognition of directory publishing revenues resulting in a decrease of $22.2 million (for further information see "OTHER DEVELOPMENTS - Directory Publishing Revenues").


OPERATING COSTS AND EXPENSES
 (Dollars in Millions)                                     Six Months Ended
                                                               June 30,
                                                    ------------------------------                     Percent
                                                         2000             1999          Increase        Change
                                                    -------------    -------------   -------------   ------------
    Operations and support                          $       393.9    $       367.1   $        26.8           7%
    Depreciation and amortization                           157.5            149.1             8.4           6%
                                                    -------------    -------------   -------------
       Total operating costs and expenses           $       551.4    $       516.2   $        35.2           7%
                                                    =============    =============   =============

Operations and support expenses, representing employee costs and other operating expenses, increased $26.8 million, or 7% in the first six months of 2000 compared to the same period in 1999. The increase is primarily due to second quarter 2000 special charge of $41.8 million for severance and direct incremental merger-related costs (see "RESULTS OF OPERATIONS"). Higher access expenses resulting from increased competitive local exchange carrier (CLEC) activity also contributed to the cost increases. Partially offsetting these increases was the recognition of a pretax gain associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A charge in the first quarter of 1999, associated with an employee-reduction program, also contributed to the decrease in operating costs for the first half of 2000 compared to the same period in 1999.

The increase in depreciation and amortization expense in the first six months of 2000 compared to the same period in 1999 reflects the continuing investment in network to support access line growth due to higher demand from Internet Service Providers (ISPs) and customer line growth. Partially offsetting the increases in depreciation and amortization expense were reductions resulting from adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger (See "Results of Operations").

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

OTHER INCOME STATEMENT ITEMS

Interest-net increased for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to an accrual for additional interest associated with certain regulatory matters.

Income tax expense decreased for the six months ended June 30, 2000 as compared to the same period in 1999, primarily due to a corresponding decrease in pretax income.

INTERSTATE REGULATORY DEVELOPMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the Federal Communications Commission (FCC) approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in Verizon's service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communication's telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

INTRASTATE REGULATORY DEVELOPMENTS

Alabama

In December 1999, the Alabama Public Service Commission (APSC) issued a Further Report and Order ordering the Company to submit plans and procedures detailing their intended utilization of the federal high-cost universal service funding
(USF) for which it is eligible for the year 2000 by January 14, 2000. The Company filed its proposed plan for the utilization of the revised incremental amount of approximately $9.0 million. The APSC accepted the Company's plan and certified it to the FCC.

The Company filed a proposed plan on July 21, 2000 seeking APSC approval of 2001 USF incremental funding of approximately $10.5 million.

North Carolina

In March 2000, the North Carolina Utility Commission (NCUC) issued an order to further address Unbundled Network Elements (UNEs) and the impacts of the FCC's UNE remand order and line sharing order. The NCUC order established proceedings in two phases. Phase I addresses (1) geographically deaveraged UNEs, (2) the

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)


impacts of the FCC's UNE remand order on the original UNEs for which the NCUC has set permanent rates, and (3) rates for line sharing consistent with the FCC's line sharing order. Phase II addresses (1) issues raised in certain UNE arbitration proceedings that were deferred to this proceeding and (2) any new UNEs to be considered as a result of the FCC's UNE remand order. Hearings for Phase I and Phase II are scheduled to begin in September and October 2000, respectively. This case may be effected by the recent U.S. Court of Appeals decision invalidating certain FCC pricing guidelines.

Pursuant to the Company's price cap plans, tariff revisions were filed in June 2000 reflecting approximately $0.8 million in revenue reductions.

South Carolina

In July 2000, the Consumer Advocate filed a complaint with the Public Service Commission of South Carolina (PSCSC) requesting a docket be opened to review the rates, charges and earnings of the Company. The Company must respond to the complaint by August 23, 2000.

Virginia

The Company is currently operating under an Annual Information Filing plan in Virginia, which may produce refunds if returns exceed certain prescribed limits. The Virginia State Corporation Commission (VSCC) is currently reviewing the Company's earnings from 1995 to the present under various dockets. An unfavorable ruling in these dockets could result in refunds or other reductions.

OTHER DEVELOPMENTS

Net Assets Held for Sale

During December 1999, the Company entered into an agreement to sell approximately 7,000 switched access lines located in Illinois to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in Illinois. This sale is contingent upon final agreement and regulatory approval and is expected to close during 2000. The associated net assets, which approximate $3.5 million and $4.0 million at June 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Prepayments and other" in the balance sheets. The Company intends to continue to operate all of these assets until sold. Based on the decision to sell, however, the Company stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $0.2 million and $0.4 million for the three and six months ended June 30, 2000 and $0.3 million and $0.5 million for the three and six months ended June 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents less than 1% of the switched access lines that the Company had in service at the end of 1999, and contributed less than 1% to 1999 revenues and less than 1% to operating income.

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the previous method of revenue recognition, approximately 60% of the advertising revenue for directories published in the Company's operating areas was recognized as revenue by the Company. The remaining 40% was recognized as revenue by Verizon Directories

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Corp. Under the new method, Verizon Directories Corp. now recognizes
100% of the directory publishing revenues. The Company, in-turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services and sales revenues and operating income decreased $22.2 million and $19.9 million, respectively, for the six months ended June 30, 2000 compared to the same period in of 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the Company's balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or comprehensive income, depending on the designated use and effectiveness of the instruments. The FASB amended this pronouncement in June 1999 to defer the effective date of SFAS No. 133 for one year. The Company must adopt SFAS No. 133 no later than January 1, 2001.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

The company is currently evaluating the provisions of SFAS No. 133 and No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

FASB Interpretation - Stock Compensation

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 was issued in order to clarify certain issues arising from Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees," which was previously issued in October 1972. Interpretation No. 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998 or January 12, 2000.

The main issues addressed by Interpretation No. 44 are: (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

Interpretation No. 44 will not have a material impact on the Company's results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on its results of

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

operations and financial position.

                               VERIZON SOUTH INC.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no proceedings reportable under this Item.


Item 6.  Exhibits:

         (a)   Exhibits:

               3.1 Restated Articles of Incorporation dated August 24, 1989 (Exhibit 3.1 of the Company's 1989 Form 10-K, incorporated herein by reference)

               3.3 Restated Articles of Incorporation of Verizon South Inc., filed with the Secretary of the State of Virginia on June 30, 2000.

               27   Financial Data Schedule

         (b)   The Company filed a report on Form 8-K dated June 30, 2000 under
               Item 1, "Changes in Control of Registrant."

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Verizon South Inc.
                                           -------------------------------------
                                                      (Registrant)


Date:  August 14, 2000                             /s/ Edwin F. Hall
      ---------------------------          -------------------------------------
                                                      Edwin F. Hall

                                                       Controller
                                             (Principal Accounting Officer)


UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                  EXHIBIT INDEX


      Exhibit
      Number                                 Description
      -------                                -----------

       3.3 Restated Articles of Incorporation of Verizon South Inc., filed with the Secretary of the State of Virginia on June 30, 2000.

        27             Financial Data Schedule