Form 10-Q
period 2000-09-30
VERIZON SOUTH INC
filed 2000-11-14
CIK 40878

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

               For the quarterly period ended: September 30, 2000

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the transition period from _______ to _______

                         Commission File Number 2-36292

                               VERIZON SOUTH INC.
                      (Former Name: GTE South Incorporated)

               VIRGINIA                                   56-0656680
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

1255 Corporate Drive, SVC04C08, Irving, Texas                75038
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

         Registrant's telephone number, including area code 972-507-5000

THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF GTE CORPORATION, A WHOLLY-OWNED SUBSIDIARY OF VERIZON COMMUNICATIONS INC., MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                               VERIZON SOUTH INC.
                   Condensed Statements of Income (Unaudited)


                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                September 30,
                                                 ----------------------------    ----------------------------
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
                                                                    (Dollars in Millions)
OPERATING REVENUES                               $      422.3    $      413.9    $    1,172.4    $    1,227.3
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES
     Operations and support                             191.6           178.5           585.7           545.5
     Depreciation and amortization                       80.0            74.4           237.4           223.4
                                                 ------------    ------------    ------------    ------------
        Total operating expenses                        271.6           252.9           823.1           768.9
                                                 ------------    ------------    ------------    ------------
OPERATING INCOME                                        150.7           161.0           349.3           458.4

OTHER (INCOME) EXPENSE
     Interest income                                     (0.3)           (0.1)           (0.3)           (0.1)
     Interest expense                                    16.0            18.1            81.4            51.6
                                                 ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                              135.0           143.0           268.2           406.9
     Income taxes                                        48.0            55.9           105.1           159.2
                                                 ------------    ------------    ------------    ------------
NET INCOME                                       $       87.0    $       87.1    $      163.1    $      247.7
                                                 ============    ============    ============    ============



The accompanying notes are an integral part of these statements.

                               VERIZON SOUTH INC.
                            Condensed Balance Sheets

                                                                     (Unaudited)
                                                                    September 30,       December 31,
                                                                        2000                1999
                                                                  -----------------     ------------
                                                                        (Dollars in Millions)
ASSETS
Current assets
    Cash and cash equivalents                                     $          0.3        $       13.4
    Accounts receivable, less allowances of $19.8
      and $18.6                                                            262.6               297.5
    Accounts receivable from affiliates                                      5.8                19.6
    Inventories and supplies                                                24.8                22.1
    Prepayments and other                                                   63.5                64.4
                                                                  -----------------     ------------
       Total current assets                                                357.0               417.0
                                                                  -----------------     ------------

Property, plant and equipment, at cost                                   4,818.4             4,616.2
Accumulated depreciation                                                (3,023.7)           (2,897.0)
                                                                  -----------------     ------------
       Total property, plant and equipment, net                          1,794.7             1,719.2
                                                                  -----------------     ------------

Prepaid pension costs                                                      336.3               245.0
Other assets                                                                 1.2                 1.1
                                                                  -----------------     ------------
Total assets                                                      $      2,489.2        $    2,382.3
                                                                  =================     ============


The accompanying notes are an integral part of these statements.

                               VERIZON SOUTH INC.
                      Condensed Balance Sheets - Continued

                                                                  (Unaudited)
                                                                 September 30,       December 31,
                                                                      2000               1999
                                                               -----------------     ------------
                                                                      (Dollars in Millions)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Current maturities of long-term debt                       $             8.4     $        4.3
    Notes payable to affiliates                                            109.4            138.2
    Accounts payable                                                        65.8             90.8
    Affiliate payables                                                      64.3             56.2
    Dividends payable                                                         --             89.0
    Accrued payroll costs                                                   42.4             29.7
    Other                                                                  149.2             95.9
                                                               -----------------     ------------
       Total current liabilities                                           439.5            504.1
                                                               -----------------     ------------

Long-term debt                                                             789.3            793.1
Employee benefit plans                                                     161.8            159.4
Deferred income taxes                                                      177.9            150.6
Regulatory and other liabilities                                           243.5            132.3
                                                               -----------------     ------------
       Total liabilities                                                 1,812.0          1,739.5
                                                               -----------------     ------------

Shareholders' equity
    Preferred stock                                                           --              0.4
    Common stock  (21,000,000 shares issued
        and outstanding)                                                   525.0            525.0
    Additional paid-in capital                                              63.3             63.0
    Retained earnings                                                       88.9             54.4
                                                               -----------------     ------------
       Total shareholders' equity                                          677.2            642.8
                                                               -----------------     ------------
Total liabilities and shareholders' equity                     $         2,489.2     $    2,382.3
                                                               =================     ============


The accompanying notes are an integral part of these statements.

                               VERIZON SOUTH INC.
                 Condensed Statements of Cash Flows (Unaudited)

                                                                     Nine Months Ended
                                                                       September 30,
                                                               -----------------------------
                                                                   2000             1999
                                                               ------------     ------------
                                                                   (Dollars in Millions)
OPERATING
       Net cash provided by operations                         $      544.6     $      432.3
                                                               ------------     ------------
INVESTING
    Capital expenditures                                             (309.4)          (261.7)
    Other - net                                                        (0.3)             1.4
                                                               ------------     ------------
       Net cash used in investing                                    (309.7)          (260.3)
                                                               ------------     ------------
FINANCING
    Preferred stock retired,
       including premium paid on early redemption                      (0.4)              --
    Dividends paid                                                   (218.0)          (201.2)
    Net change in affiliate notes                                     (29.6)            17.7
                                                               ------------     ------------
       Net cash used in financing                                    (248.0)          (183.5)
                                                               ------------     ------------

Decrease in cash and cash equivalents                                 (13.1)           (11.5)

Cash and cash equivalents:
    Beginning of period                                                13.4             12.8
                                                               ------------     ------------
    End of period                                              $        0.3     $        1.3
                                                               ============     ============


The accompanying notes are an integral part of these statements.

                               VERIZON SOUTH INC.
                  Statement of Shareholders' Equity (Unaudited)

                                                                                     Additional
                                                    Preferred        Common           Paid-In         Retained
                                                      Stock           Stock           Capital         Earnings            Total
                                                  ------------    ------------     ------------     -------------     ------------
                                                                               (Dollars in Millions)
Shareholders' equity, December 31, 1999           $        0.4    $     525.0      $       63.0     $       54.4      $      642.8

Net income                                                                                                 163.1             163.1
Redemption of preferred stock                             (0.4)                                                               (0.4)
Tax benefit from exercise of stock options                                                  0.3                                0.3
Dividends declared                                                                                        (129.0)           (129.0)
Other                                                                                                        0.4               0.4
                                                  ------------    ------------     ------------     -------------     ------------
Shareholders' equity, September 30, 2000          $         --    $      525.0     $       63.3     $        88.9     $      677.2
                                                  ============    ============     ============     =============     ============


The accompanying notes are an integral part of these statements.

                               VERIZON SOUTH INC.
               Notes to Condensed Financial Statements (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Verizon South Inc. (the Company), formerly GTE South Incorporated, is a wholly-owned subsidiary of GTE Corporation (GTE), which is a wholly-owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE (see Note 2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, please refer to the financial statements included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2.  BELL ATLANTIC - GTE MERGER

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998 (the Merger). Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. The Merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

Results of operations for nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $41.8 million, consisting of $16.1 million for direct incremental costs and $25.7 million for employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services Group (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and support expenses.

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under Verizon Communications pre-existing separation pay plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's condensed balance sheets as components of "Other current liabilities" and "Employee benefit plans."

Conforming Accounting Adjustments

Results of operations also included adjustments that were required to conform the Company's accounting methods and presentation to that of Verizon Communications. As a result of these adjustments, operating income increased $3.3 million and $5.0 million for the nine month periods ended September 30, 2000 and 1999, respectively.

                               VERIZON SOUTH INC.
         Notes to Condensed Financial Statements (Unaudited) - Continued

Other Related Actions

During the second quarter of 2000, the Company also recorded $101.5 million pre-tax for other actions in relation to the Merger or other strategic decisions, including a state regulatory matter.


NOTE 3.  COMPREHENSIVE INCOME

Net income and comprehensive income were the same for the nine months ended September 30, 2000 and 1999.

NOTE 4.  PREFERRED STOCK

In March 2000, the Company redeemed all 4,119 outstanding shares of preferred stock and paid premiums of less than $0.1 million on the early redemption.

NOTE 5.  NET ASSETS HELD FOR SALE

During December 1999, the Company entered into an agreement to sell approximately 7,000 switched access lines located in Illinois to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in Illinois. This sale is contingent upon final agreement and regulatory approval and is expected to close during 2000. The associated net assets, which approximate $3.5 million and $4.0 million at September 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Prepayments and other" in the condensed balance sheets. The Company intends to continue to operate all of these assets until sold. Given the decision to sell, no depreciation expense was recorded for these assets during 1999 or 2000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Depreciation expense was lowered by $0.2 million and $0.6 million for the three and nine months ended September 30, 2000 and $0.1 million and $0.6 million for the three and nine months ended September 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents less than 1% of the switched access lines that the Company had in service at the end of 1999, and contributed less than 1% to 1999 revenues and less than 1% of operating income.

NOTE 6.  DIRECTORY PUBLISHING REVENUES

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the Company's previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Verizon Directories Corp. in the Company's operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method of revenue recognition, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services revenues and operating income for the nine months ended September 30, 2000 decreased $27.4 million and $24.2 million, respectively, compared to the same period in 1999.

                               VERIZON SOUTH INC.
         Notes to Condensed Financial Statements (Unaudited) - Continued

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

The Company is currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which it will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. The Company will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently assessing the impact of adopting SAB No. 101.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Various legal actions and regulatory proceedings are pending to which the Company is a party. The Company has established reserves for specific liabilities in connection with regulatory and legal matters that management currently deems to be probable and estimable. The Company does not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on the Company's financial condition, but it could have a material effect on the Company's results of operations.

Federal and state regulatory conditions to the Merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that customers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. As previously disclosed, the cost of satisfying these commitments is likely to impact net income of Verizon Communications in 2000 on a consolidated basis by approximately $275 to $325 million, based on preliminary estimates. The estimated impact on each operating telephone subsidiary, including the Company, is currently being assessed.

                               VERIZON SOUTH INC.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

RESULTS OF OPERATIONS

Net income decreased by $84.6 million or 34% for the nine months ended September 30, 2000, compared to the same period in 1999.

The Company's operating results for 2000 and 1999 were affected by special items. The special items in both periods include the Company's allocated share of charges from Verizon Services Group (Verizon Services), an affiliate that provides centralized services to the Company on a contract basis.

The following table shows how special items are reflected in the Company's condensed statements of income for each period:

(Dollars in Millions)
Nine Months Ended September 30,                              2000         1999
--------------------------------------------------------------------------------
Operating Revenues
   Bell Atlantic - GTE merger other related actions     $    71.3    $      --
                                                        ------------------------

Operating Expenses
  Bell Atlantic-GTE merger costs                             41.8           --
  Bell Atlantic-GTE conforming accounting adjustments        (3.3)        (5.0)
  Bell Atlantic-GTE merger other related actions              0.4           --
                                                        ------------------------
                                                             38.9         (5.0)
                                                        ------------------------
Interest Expense
   Bell Atlantic-GTE merger other related actions            29.8           --
                                                        ------------------------
Total impact on pre-tax income                              140.0         (5.0)
                                                        ========================

What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998 (the Merger). Under the terms of the agreement, GTE became a wholly-owned subsidiary of Bell Atlantic. In September 2000, Bell Atlantic changed its name to Verizon Communications Inc. (Verizon Communications). The Merger qualified as a tax-free reorganization and has been accounted for as a pooling of interests. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

Merger-Related and Severance Costs

Results of operations for nine months ended September 30, 2000 included merger-related pre-tax costs totaling approximately $41.8 million, consisting of $16.1 million for direct incremental costs and $25.7 million for employee severance costs. These costs include the Company's allocated share of merger-related costs from Verizon Services. Costs allocated from Verizon Services are included in Operations and support expenses.

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Direct incremental costs consist of the Company's proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," represent the Company's proportionate share of benefit costs for the separation of management employees who are entitled to benefits under Verizon Communications pre-existing separation pay plans, as well as an accrual of ongoing SFAS No.112 obligations for GTE employees. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in the Company's condensed balance sheets as components of "Other current liabilities" and "Employee benefit plans."

Conforming Accounting Adjustments

Results of operations also include adjustments that were required to conform the Company's accounting methods and presentation to that of Verizon Communications. As a result of these adjustments, operating income increased $3.3 million and $5.0 million for the nine month periods ended September 30, 2000 and 1999, respectively.

Other Related Actions

During the second quarter of 2000, the Company also recorded $101.5 million pre-tax for other actions in relation to the Merger or other strategic decisions, including a state regulatory matter.


OPERATING REVENUES
(Dollars in Millions)                        Nine Months Ended
                                               September 30,
                                        ---------------------------      Increase        Percent
                                            2000            1999        (Decrease)       Change
                                        -----------     -----------     ----------     ----------
Local services                          $    506.0      $     545.4     $    (39.4)         (7)%
Network access services                      521.2            514.6            6.6           1%
Other services                               145.2            167.3          (22.1)        (13)%
                                        ----------      -----------     ----------
  Total operating revenues              $  1,172.4      $   1,227.3     $    (54.9)         (5)%
                                        ==========      ===========     ==========

Local Services

Local services revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Cellular service providers also pay access charges for cellular calls transported by the Company. The decrease in local services revenues was primarily due to second quarter 2000 special charges for certain regulatory matters (see "Results of Operations"). This decrease was partially offset by growth in access lines of 4%, which generated additional revenues from basic local services, CentraNet(R) services, Integrated Services Digital Network and Digital Channel Services for the nine months ended September 30, 2000.

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

The decrease was also partially offset by increased demand for enhanced custom calling features, such as SmartCall(R) services.

Network Access Services

Network access services revenues are earned from end-user subscribers and long distance and other competing carriers who use the Company's local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to the local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from customers and from resellers who purchase dial-tone services. The growth in network access revenues was due primarily to increased customer demand, as reflected by growth of 4% in access minutes of use from September 30, 1999. Special access revenues grew as a result of greater demand for increased bandwidth services by high-capacity users. These increases were partially offset by the impact of mandated interstate and intrastate access price reductions and other regulatory decisions including the implementation of the Coalition for Affordable Local and Long Distance Service (CALLS) plan, effective July 1, 2000.

Other Services

Other services revenues include such services as customer premises equipment sales, public telephone and billing and collection provided to affiliates and third parties. In addition, other services revenues include revenues from toll services which are earned primarily from calls made outside a customer's local calling area but with in the same LATA (Local Access Transport Area) - (intraLATA). Other services revenues decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, primarily due to the impact of a change in the recognition of directory publishing revenues which resulted in a decrease in revenues of $27.4 million (for further information
See "OTHER DEVELOPMENTS - Directory Publishing Revenues").


OPERATING EXPENSES
(Dollars in Millions)                               Nine Months Ended
                                                       September 30,
                                              --------------------------------                    Percent
                                                   2000             1999          Increase        Change
                                              -------------    -------------   -------------    -----------
Operations and support                        $       585.7    $       545.5   $        40.2           7%
Depreciation and amortization                         237.4            223.4            14.0           6%
                                              -------------    -------------   -------------
  Total operating expenses                    $       823.1    $       768.9   $        54.2           7%
                                              =============    =============   =============

Operations and Support

Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs. Operations and support expenses increased $40.2 million for the nine months ended September 30, 2000, compared to the same period in 1999 due to higher access charges paid to competitive local exchange carriers (CLEC). A second quarter 2000 special charge for $41.8 million for severance and direct incremental merger-related costs as well as the impact of other merger-related actions contributed further to the increase (see "RESULTS OF OPERATIONS"). Partially offsetting the increases was the recognition of a pre-tax gain of $26.7 million associated with lump-sum settlements of pension obligations for former employees electing deferred vested pension cash-outs and for current employees who met certain eligibility requirements. A charge in the first quarter of 1999, associated with an employee-reduction program, also decreased operations and support expenses in 2000.

Depreciation and Amortization

The increase in depreciation and amortization expense in the first nine months of 2000, compared to the same period in 1999, reflects the continuing investment in the Company's network. Partially affecting the increase in depreciation

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the Merger (see "RESULTS OF OPERATIONS").

INTEREST EXPENSE

Interest expense increased $29.8 million for the nine months ended September 30, 2000 primarily due to an accrual for additional interest costs associated with certain regulatory matters (see "RESULTS OF OPERATIONS").

INTERSTATE REGULATORY DEVELOPMENTS

FCC Regulation and Interstate Rates

On May 31, 2000, the Federal Communications Commission (FCC) approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies. The price level portions of the plan are mandatory only in the initial year of the plan. By September 14, 2000 carriers were to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark, and by opting into the full five year CALLS plan, Verizon Communications would not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

As of September 14, 2000, Verizon Communications formally opted to participate in the full five-year term of the FCC-adopted industry plan to restructure access rates known as the CALLS plan. As a result of this decision, price caps on Verizon Communications' interstate access charges will be set according to the terms of the CALLS plan.

OTHER DEVELOPMENTS

Net Assets Held for Sale

During December 1999, the Company entered into an agreement to sell approximately 7,000 switched access lines located in Illinois to Citizens Utilities Company. This agreement consummates the Company's previously announced 1998 plan to sell selected access lines located in Illinois. This sale is contingent upon final agreement and regulatory approval and is expected to close during 2000. The associated net assets, which approximate $3.5 million and $4.0 million at September 30, 2000 and December 31, 1999, respectively, consist of property, plant and equipment, and have been classified as "Prepayments and other" in the condensed balance sheets. The Company intends to continue to operate all of these assets until sold. Given the decision to sell, no depreciation expense was recorded for these assets during 1999 or 2000 in accordance with SFAS No. 121, "Accounting for the Impairment of

                               VERIZON SOUTH INC.

         (Abbreviated pursuant to General Instruction H(2) of Form 10-Q)

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Depreciation expense was lowered by $0.2 million and $0.6 million for the three and nine months ended September 30, 2000 and $0.1 million and $0.6 million for the three and nine months ended September 30, 1999, respectively. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values. The access line agreement represents less than 1% of the switched access lines that the Company had in service at the end of 1999, and contributed less than 1% to 1999 revenues and less than 1% of operating income.

Directory Publishing Revenues

Consistent with industry practice, effective January 1, 2000, the Company changed its method of recognizing directory publishing revenues. Verizon Directories Corp., a wholly-owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under the Company's previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Verizon Directories Corp. in the Company's operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Verizon Directories Corp. Under the new method of revenue recognition, Verizon Directories Corp. now recognizes 100% of the directory publishing revenues. The Company, in turn, bills Verizon Directories Corp. for customer listing information and billing and collection services. As a result, the Company's other services revenues and operating income for the nine months ended September 30, 2000 decreased $27.4 million and $24.2 million, respectively, compared to the same period in 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standard - Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities on the balance sheet. Changes in the fair values of derivative instruments will be recognized in either earnings or other comprehensive income, depending on the designated use and effectiveness of the instruments.

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

The Company is currently evaluating the provisions of SFAS No. 133 and SFAS No. 138, which it will adopt on January 1, 2001. The impact of adoption will be affected by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

SEC Staff Accounting Bulletin - Revenue Recognition

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides additional guidance on revenue recognition and, in certain circumstances, requires the deferral of incremental costs. The Company will adopt SAB No. 101 in the fourth quarter of 2000, retroactive to January 1, 2000. The Company is currently assessing the impact of adopting SAB No. 101.

                               VERIZON SOUTH INC.

PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

          There were no proceedings reportable under this Item.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit:

          Exhibit Number

            27   Financial Data Schedule

     (b) Current Report on Form 8-K filed during the quarter ended September 30, 2000:

            A Current Report on Form 8-K dated September 7, 2000 was filed in connection with a change in the Company's independent accountants.

                              VERIZON SOUTH INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Verizon South Inc.
                                              -------------------------
                                                    (Registrant)


Date:    November 14, 2000                       /s/ Edwin F. Hall
      -----------------------                 -------------------------
                                                     Edwin F. Hall
                                                      Controller
                                           (Principal Accounting Officer)



UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2000.

                              VERIZON SOUTH INC.

                                  EXHIBIT INDEX

     Exhibit
     Number                            Description
     -------                           -----------

        27           Financial Data Schedule