Form 10-Q
period 2001-03-31
VERIZON SOUTH INC
filed 2001-05-15
CIK 40878

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ____________________

                                   FORM 10-Q
                             ____________________


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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


        1095 Avenue of the Americas, Room 3868, New York, New York 10036


                         Telephone Number (212) 395-2121

       Former Address: 1255 Corporate Drive, SVC04C08, Irving, Texas 75038

                             ____________________


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    ----

                               Verizon South Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                            Three Months Ended March 31,
                                                                     ----------------------------------------
(Dollars in Millions) (Unaudited)                                                2001              2000
-------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
    (including $.1 and $0 from affiliates)                                      $415.1            $411.4
                                                                     -----------------------------------------

OPERATING EXPENSES
Operations and support (including $32.9 and $44.8 to affiliates)                 159.4             187.4
Depreciation and amortization                                                     75.4              78.8
                                                                     ------------------------------------------
                                                                                 234.8             266.2
                                                                     ------------------------------------------

OPERATING INCOME                                                                 180.3             145.2

OTHER INCOME AND (EXPENSE), NET
    (including $(1.0) and $0 from affiliate)                                      (1.0)              ---

INTEREST EXPENSE
    (including $1.2 and $2.0 to affiliate)                                        14.7              19.3
                                                                     ------------------------------------------

Income before provision for income taxes                                         164.6             125.9

PROVISION FOR INCOME TAXES                                                        65.3              49.3
                                                                     ------------------------------------------

NET INCOME                                                                      $ 99.3            $ 76.6
                                                                     ==========================================


                 See Notes to Condensed Financial Statements.

                              Verizon South Inc.

                           CONDENSED BALANCE SHEETS

                                    ASSETS
                                    ------


(Dollars in Millions) (Unaudited)                                                 March 31, 2001      December 31, 2000
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                    $    ---               $   25.6
Short-term investments                                                                      27.2                   30.0
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $22.0 and $22.3               253.9                  263.0
    Affiliates                                                                              19.2                   14.9
Material and supplies                                                                       13.8                   11.6
Prepaid expenses                                                                             1.8                   17.1
Other                                                                                       30.5                   17.2
                                                                                 ----------------------------------------
                                                                                           346.4                  379.4
                                                                                 ----------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                            4,962.2                4,909.1
Less accumulated depreciation                                                            3,110.1                3,064.0
                                                                                 ----------------------------------------
                                                                                         1,852.1                1,845.1
                                                                                 ----------------------------------------

PREPAID PENSION ASSET                                                                      359.3                  349.8
                                                                                 ----------------------------------------

OTHER ASSETS                                                                                62.4                   72.1
                                                                                 ----------------------------------------

TOTAL ASSETS                                                                            $2,620.2               $2,646.4
                                                                                 ========================================



                  See Notes to Condensed Financial Statements.

                              Verizon South Inc.

                           CONDENSED BALANCE SHEETS

                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


(Dollars in Millions) (Unaudited)                                                         March 31, 2001     December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                   $  221.4              $   87.1
    Other                                                                                            2.6                  14.8
Accounts payable and accrued liabilities:
    Affiliates                                                                                      22.8                  39.0
    Other                                                                                          177.0                 178.3
Other liabilities                                                                                  142.2                 342.8
                                                                                    ---------------------------------------------
                                                                                                   566.0                 662.0
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                     774.6                 774.5
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                       190.8                 150.3
                                                                                    ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              213.8                 207.4
Unamortized investment tax credits                                                                    .6                    .8
Other                                                                                               58.9                  70.4
                                                                                    ---------------------------------------------
                                                                                                   273.3                 278.6
                                                                                    ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock  - $25 par value per share                                                            525.0                 525.0
  Authorized shares:   25,000,000
  Outstanding shares:  21,000,000
Contributed capital                                                                                 63.5                  63.3
Reinvested earnings                                                                                227.0                 192.7
                                                                                    ---------------------------------------------
                                                                                                   815.5                 781.0
                                                                                    ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $2,620.2              $2,646.4
                                                                                    =============================================


                 See Notes to Condensed Financial Statements.

                              Verizon South Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended March 31,
                                                                                  ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                               2001                   2000
-------------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                                           $ (3.2)               $ 234.7
                                                                                    ---------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                             2.8                    ---
Capital expenditures                                                                           (86.6)                 (92.9)
Other, net                                                                                       4.5                    (.1)
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                          (79.3)                 (93.0)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                               (12.4)                   (.4)
Net change in note payable to affiliate                                                        134.3                  (64.4)
Dividend paid                                                                                  (65.0)                 (89.0)
                                                                                    ---------------------------------------------
Net cash provided by/(used in) financing activities                                             56.9                 (153.8)
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                             (25.6)                 (12.1)

CASH, BEGINNING OF PERIOD                                                                       25.6                   13.4
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                           $  ---                $   1.3
                                                                                    =============================================



                 See Notes to Condensed Financial Statements.

                              Verizon South Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      Verizon South Inc. is a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. Our results of operations for the three months ended March 31, 2000 include certain reclassifications in presentation and certain retroactive adjustments to conform accounting methodologies as a result of the merger of Bell Atlantic Corporation and GTE on June 30, 2000. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.    Revenue Recognition

      We recognize revenue when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent incremental direct costs associated with certain nonrecurring fees, such as service activation and installation fees.

3.    Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

4.    Dividend

      On May 1, 2001, we declared and paid a dividend in the amount of $68.0 million to GTE.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

                              Verizon South Inc.

6.    Shareowner's Investment



                                                                                                Contributed          Reinvested
(Dollars in Millions)                                                     Common Stock              Capital            Earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                    $525.0                $63.3              $192.7
Net income                                                                                                                 99.3
Dividend declared                                                                                                         (65.0)
Other                                                                                                    .2
                                                                      ----------------------------------------------------------
Balance at March 31, 2001                                                       $525.0                $63.5              $227.0
                                                                      ==========================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2001 and 2000.

7.    Debt

      On April 18, 2001, we issued $300 million of Series F Debentures which have an interest rate of 7% and mature on April 30, 2041. Proceeds from this sale were used to repay short-term borrowings and for general corporate purposes.

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

      Federal regulatory conditions to the Bell Atlantic - GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                              Verizon South Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $99.3 million for the three month period ended March 31, 2001, compared to net income of $76.6 million for the same period in 2000. Our results were affected by the sales of non-strategic access lines in the fourth quarter of 2000 and by merger-related costs recorded in the first quarter of 2001, as described below.

Merger-Related Costs

      In connection with the Bell Atlantic-GTE merger, which was completed in June 2000, we recorded pre-tax transition costs of $2.3 million in the first quarter of 2001 (including $.5 million allocated from Verizon Services Corp.). These costs were recorded in Operations and Support Expense. Verizon Services Corp. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications) that provides various centralized services on behalf of Verizon Communications' subsidiaries.

      These costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs were expensed as incurred.

Sales of Non-Strategic Access Lines

      During 2000, we sold selected switched access lines in Illinois. The net assets held for sale were $3.4 million at March 31, 2000 and no assets remained held for sale at December 31, 2000. The operating revenues and net income contributed by these properties in the first quarter of 2000 were approximately $2.0 million and $.8 million, respectively. On an annual basis, the total operating revenues and net income contributed by the sold properties were approximately $4.3 million and $1.8 million, respectively, for the year ended December 31, 2000. Cash proceeds from the sales totaled $20.0 million at December 31, 2000.

OPERATING REVENUE STATISTICS
----------------------------


                                                                               2001                 2000           % Change
-------------------------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)
   Residence                                                                  1,456                1,433                1.6%
   Business                                                                     646                  625                3.4
   Public                                                                        18                   20              (10.0)
                                                                  ---------------------------------------------
                                                                              2,120                2,078                2.0
                                                                  =============================================
Three Months Ended March 31,
Minutes of Use from Carriers and CLECs  (in millions)                         2,515                2,490                1.0
                                                                  =============================================

      The above schedule excludes access lines and minutes of use associated with the sale of non-strategic access lines in 2000.

                              Verizon South Inc.

OPERATING REVENUES
------------------
(Dollars in Millions)


                                             Three Months Ended March 31,
                                      -----------------------------------------
                                                    2001                 2000
-------------------------------------------------------------------------------
Local services                                     $249.9               $190.9
Network access services                             125.3                175.8
Long distance services                                8.5                 11.1
Other services                                       31.4                 33.6
                                      -----------------------------------------
Total                                              $415.1               $411.4
                                      =========================================


LOCAL SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                        $59.0        30.9%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Local service revenues was affected by the settlement of a state regulatory matter in the state of Virginia. This settlement resulted in refunds to customers from both local service revenues and network access revenues in the first quarter of 2001. The effect of these refunds was entirely offset by the reversal of an accrual recorded in local service revenues.

      Solid demand for value-added services as a result of new packaging of services also contributed to the increase in revenues, but to a lesser extent. These increases were partially offset by the effect of non-strategic access lines sold during 2000, as described earlier.

NETWORK ACCESS SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(50.5)      (28.7)%
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

      The decrease in network access revenues was affected by the settlement of a regulatory matter in the state of Virginia. This settlement resulted in refunds to customers which were entirely offset by the reversal of an accrual recorded in local service revenues, as described above. The effect of non-strategic access lines sold during 2000 and mandated price reductions on certain interstate access services and other regulatory decisions also contributed to the decline in network access revenues. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001.

      These decreases were partially offset by increased demand for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

                              Verizon South Inc.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(2.6)      (23.4)%
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

      The decline in long distance revenues was principally caused by the competitive effects of other providers of long distance services. Mandated price reductions on certain long distance services and the effect of non-strategic access lines sold during 2000 also contributed to the decline in revenues, but to a lesser extent.

OTHER SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(2.2)       (6.5)%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (coin) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      The decrease in other service revenues was primarily due to a reduction in directory revenues received from an affiliate, partially offset by higher billing and collection revenues.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                       $(28.0)      (14.9)%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services Corp., rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      The reduction in operations and support expenses was due to lower costs allocated from affiliates for centralized services and directory publishing activities and lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network. The effect of non-strategic access lines sold during 2000, as well as lower costs for pension and benefits and materials and supplies further contributed to the reduction in operating expenses.

       These increases were partially offset by the effect of a pre-tax gain recorded in the first quarter of 2000 associated with lump-sum settlements of pension obligations for certain active and former employees. Merger-related transition costs recorded in the first quarter of 2001 and salary and wage increases for management and non-management employees also offset operating expense increases, but to a lesser extent.

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network. In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

                              Verizon South Inc.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(3.4)       (4.3)%
--------------------------------------------------------------------------------

      Depreciation and amortization expense decreased primarily as a result of lower rates of depreciation. The decrease was partially offset by growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs.

OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(1.0)      ---
--------------------------------------------------------------------------------

      The change in other income and (expense), net, is primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At March 31, 2001, our ownership in VADI was 1.01%.

INTEREST EXPENSE

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                        $(4.6)      (23.8)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first quarter of 2001, compared to the same period in 2000, primarily due to an adjustment to interest expense recorded in the first quarter of 2000.

EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2001                                                      39.7%
--------------------------------------------------------------------------------
      2000                                                      39.2%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes, extraordinary items and cumulative effect of change in accounting principle. The Company's effective income tax rate was higher for the three months ended March 31, 2001, compared to the same period in 2000, due to an increase in the effective tax rate for state income taxes and a reduction in investment tax credit amortization. Further contributing to the higher rate was equity losses associated with our investment in VADI, for which we do not recognize income tax benefits. These factors were partially offset by higher pre-tax income.

                              Verizon South Inc.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no proceedings reportable under this Item.

Item 6.  Exhibits and Reports on Form 8-K


         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                              Verizon South Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VERIZON SOUTH INC.




Date:  May 15, 2001                  By  /s/ Edwin F. Hall
                                        --------------------------------
                                             Edwin F. Hall
                                             Controller


       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.