Form 10-Q
period 2001-06-30
VERIZON SOUTH INC
filed 2001-08-14
CIK 40878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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


                              ---------------------


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

                               Verizon South Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                           -------------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                     2001             2000             2001            2000
------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $.1, $.1, $.2 and $.1 from affiliates)               $407.2           $338.6           $822.3          $750.0
                                                           -------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $34.4, $38.9, $67.4 and
    $83.7 to affiliates)                                             187.7            206.6            347.1           393.9
Depreciation and amortization                                         76.9             78.5            152.3           157.5
                                                           -------------------------------------------------------------------
                                                                     264.6            285.1            499.4           551.4
                                                           -------------------------------------------------------------------

OPERATING INCOME                                                     142.6             53.5            322.9           198.6

OTHER EXPENSE, NET
    (including $1.4, $0, $2.4 and $0 from affiliates)                  1.4              ---              2.4            ---

INTEREST EXPENSE
    (including $1.5, $2.0, $2.7 and $4.0 to affiliate)                19.8             46.1             34.5            65.4
                                                           -------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES
    AND EXTRAORDINARY ITEM                                           121.4              7.4            286.0           133.2

PROVISION FOR INCOME TAXES                                            48.9              7.9            114.2            57.2
                                                           -------------------------------------------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               72.5              (.5)           171.8            76.0

EXTRAORDINARY ITEM
    Early extinguishment of debt, net of tax                           (.3)           ---                (.3)          ---
                                                             -----------------------------------------------------------------

NET INCOME (LOSS)                                                   $ 72.2           $  (.5)          $171.5          $ 76.0
                                                             =================================================================

                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                      June 30, 2001      December 31, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT ASSETS
Cash                                                                                            $    8.4               $   25.6
Short-term investments                                                                              16.9                   30.0
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $22.6 and $22.3                       248.2                  263.0
    Affiliates                                                                                      27.6                   14.9
Notes receivable from affiliates                                                                    27.7                    ---
Material and supplies                                                                               14.9                   11.6
Prepaid expenses                                                                                     2.2                   17.1
Other                                                                                               30.7                   17.2
                                                                                    ---------------------------------------------
                                                                                                   376.6                  379.4
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    5,037.8                4,909.1
Less accumulated depreciation                                                                    3,148.8                3,064.0
                                                                                    ---------------------------------------------
                                                                                                 1,889.0                1,845.1
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                              369.3                  349.8
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                        49.7                   72.1
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                    $2,684.6               $2,646.4
                                                                                    =============================================

                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions)                                                                      June 30, 2001     December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                    $    ---              $   87.1
   Other                                                                                             2.6                  14.8
Accounts payable and accrued liabilities:
   Affiliates                                                                                       29.9                  39.0
   Other                                                                                           156.3                 178.3
Other liabilities                                                                                  141.2                 342.8
                                                                                    --------------------------------------------
                                                                                                   330.0                 662.0
                                                                                    --------------------------------------------

LONG-TERM DEBT                                                                                   1,065.3                 774.5
                                                                                    --------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                       192.5                 150.3
                                                                                    --------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              216.9                 207.4
Unamortized investment tax credits                                                                    .5                    .8
Other                                                                                               59.5                  70.4
                                                                                    --------------------------------------------
                                                                                                   276.9                 278.6
                                                                                    --------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock  - $25 par value per share                                                            525.0                 525.0
   Authorized shares:   25,000,000
   Outstanding shares:  21,000,000
Contributed capital                                                                                 63.7                  63.3
Reinvested earnings                                                                                231.2                 192.7
                                                                                    --------------------------------------------
                                                                                                   819.9                 781.0
                                                                                    --------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $2,684.6              $2,646.4
                                                                                    ============================================

                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended June 30,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                              2001                  2000
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $ 135.0                $ 403.4
                                                                                    ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                            13.1                    ---
Capital expenditures                                                                          (201.4)                (195.4)
Net change in notes receivable from affiliate                                                  (27.7)                   ---
Other, net                                                                                       5.7                    ---
                                                                                    --------------------------------------------
Net cash used in investing activities                                                         (210.3)                (195.4)
                                                                                    --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                       290.6                    ---
Principal repayments of borrowings and capital lease obligations                               (12.4)                   ---
Preferred stock retired, including premiums paid on early retirement                             ---                    (.4)
Net change in note payable to affiliate                                                        (87.1)                 (72.6)
Dividends paid                                                                                (133.0)                (148.0)
                                                                                    --------------------------------------------
Net cash provided by/(used in) financing activities                                             58.1                 (221.0)
                                                                                    --------------------------------------------

NET CHANGE IN CASH                                                                             (17.2)                 (13.0)

CASH, BEGINNING OF PERIOD                                                                       25.6                   13.4
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                          $   8.4                $    .4
                                                                                    ============================================

                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon South Inc. is a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

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

4.    Dividend

      On August 1, 2001, we declared and paid a dividend in the amount of $68.0 million to GTE.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

6.    Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial

                               Verizon South Inc.

recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

      SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

7.    Merger Charges

      In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $25.7 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $16.1 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

      In addition, we recorded pre-tax merger-related transition costs of $9.1 million in the first six months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $13.2 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $98.6 million pre-tax charge in relation to the Bell Atlantic - GTE merger. This item relates to a state regulatory matter.

      Results of operations for the first six months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $3.3 million for the six month period ended June 30, 2000.

8.    Shareowner's Investment

                                                                        Contributed          Reinvested
(Dollars in Millions)                             Common Stock              Capital            Earnings
-------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                            $525.0                $63.3              $192.7
Net income                                                                                        171.5
Dividends declared                                                                               (133.0)
Other                                                                            .4
                                              ----------------------------------------------------------
Balance at June 30, 2001                                $525.0                $63.7              $231.2
                                              ==========================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2001 and 2000.

9.    Debt

      During the first half of 2001, we redeemed $12.4 million of 10.54% twenty year first mortgage bonds due in 2008. As a result of this early extinguishment of debt, we recorded an extraordinary charge that reduced net income by $.3 million (net of an income tax benefit of $.2 million).

      In April 2001, we issued $300 million of 7% Series F Debentures due on April 30, 2041. Proceeds from this sale were used to repay short-term borrowings and for general corporate purposes.

                               Verizon South Inc.

10.   Commitments and Contingencies

      Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters which we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

      Several regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

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

11.   Potential Sale of Access Lines

      We are currently exploring the sale of approximately 774,000 non-strategic access lines in the states of Alabama and Kentucky.

                               Verizon South Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $171.5 million for the six month period ended June 30, 2001, compared to net income of $76.0 million for the same period in 2000.

      Our results for 2001 and 2000 were affected by special items. The special items included our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

      The following table shows how special items are reflected in our statements of income for each period:

                                                                                                        (Dollars in Millions)
Six Months Ended June 30,                                                                         2001                2000
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Other charges and special items                                                              $  ---              $  1.4
   Regulatory contingency                                                                          ---                 1.0
   Bell Atlantic-GTE merger related                                                                ---                69.0
                                                                                       ---------------------------------------
                                                                                                   ---                71.4
                                                                                       ---------------------------------------
Operations and Support Expenses
   Bell Atlantic-GTE merger direct incremental costs                                               ---                16.1
   Bell Atlantic-GTE merger severance costs                                                        ---                25.7
   Bell Atlantic-GTE merger transition costs                                                       9.1                 ---
   Other charges and special items                                                                 ---                  .4
                                                                                       ---------------------------------------
                                                                                                   9.1                42.2
                                                                                       ---------------------------------------
Depreciation and Amortization Expenses
   Bell Atlantic-GTE merger accounting conformity adjustments                                      ---                (3.3)
                                                                                       ---------------------------------------
Interest Expense
   Regulatory contingency                                                                          ---                  .2
   Bell Atlantic-GTE merger related                                                                ---                29.6
                                                                                       ---------------------------------------
                                                                                                   ---                29.8
                                                                                       ---------------------------------------

Net impact on income before provision for income taxes and extraordinary item                   $  9.1              $140.1
                                                                                       =======================================
Extraordinary Item
     Early extinguishment of debt, net of tax                                                    $ (.3)             $  ---
                                                                                       =======================================

      What follows is a further explanation of the nature of these special items.

Merger Charges

      In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $25.7 million pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $16.1 million for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

      In addition, we recorded pre-tax merger-related transition costs of $9.1 million in the first six months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $98.6 million charge in relation to the Bell Atlantic - GTE merger. This item relates to a state regulatory matter.

                               Verizon South Inc.

      Results of operations for the first six months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $3.3 million for the six month period ended June 30, 2000.

Other Charges and Special Items

      In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $1.2 million. We recorded a reduction to operating revenue in the amount of $1.0 million and a charge to interest expense of $.2 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest. In the second quarter of 2000, we also recorded other charges and special items totaling approximately $1.8 million pre-tax.

Sales of Non-strategic Access Lines

      During 2000, we sold selected switched access lines in Illinois. The net assets held for sale were $3.5 million at June 30, 2000 and no assets remained held for sale at December 31, 2000. The operating revenues and net income contributed by these properties in the first six months of 2000 were approximately $2.9 million and $1.2 million, respectively. On an annual basis, the total operating revenues and net income contributed by the sold properties were approximately $4.3 million and $1.8 million, respectively, for the year ended December 31, 2000. Cash proceeds from the sales totaled $20.0 million at December 31, 2000.

Extraordinary Charge

      During the first half of 2001, we redeemed $12.4 million of long-term debt prior to stated maturity and recorded an after-tax extraordinary charge of $.3 million (net of tax benefits of $.2 million).

      These and other items affecting the comparison of our results of operations for the six month period ended June 30, 2001 and 2000 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Millions)


Six Months Ended June 30,                                  2001                 2000
---------------------------------------------------------------------------------------
Local services                                            $450.4               $309.7
Network access services                                    293.6                349.3
Long distance services                                      15.7                 21.2
Other services                                              62.6                 69.8
                                              -----------------------------------------
Total                                                     $822.3               $750.0
                                              =========================================

LOCAL SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                          $140.7        45.4%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Local service revenues were affected by the settlement of a state regulatory matter in the state of Virginia. This settlement resulted in refunds to customers in both local service revenues and network access revenues in the first quarter of 2001. The effect of these refunds was entirely offset by the reversal of an accrual recorded in local service revenues. Solid demand for value-added services as a result of new packaging of services also contributed to the increase in revenues, but to a

                               Verizon South Inc.

lesser extent. These increases were partially offset by the effect of non-strategic access lines sold during 2000. Local service revenues also reflect the impact of an economic slowdown during the first half of 2001.


NETWORK ACCESS SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(55.7)        (16.0)%
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

      The decrease in network access revenues was affected by the settlement of a regulatory matter in the state of Virginia in the first quarter of 2001. This settlement resulted in refunds to customers which was entirely offset by the reversal of an accrual recorded in local service revenues, as described above. The effect of non-strategic access lines sold during 2000 and mandated price reductions on certain interstate access services and other regulatory decisions also contributed to the decline in network access revenues. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. The impact of the slowing economy also affected network access revenues in 2001.

      These decreases were partially offset by increased demand for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.


LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(5.5)        (25.9)%
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

      The decline in long distance revenues was principally caused by the competitive effects of other providers of long distance services. Mandated price reductions on certain long distance services and the effect of non-strategic access lines sold during 2000 also contributed to the decline in revenues.


OTHER SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(7.2)        (10.3)%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for non-publication of telephone numbers and multiple white page listing and fees paid by an affiliate for usage of our directory listings.

      The decrease in other service revenues was primarily due to a reduction in directory revenues received from an affiliate and a decrease in sales of CPE.

                               Verizon South Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(46.8)        (11.9)%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from affiliates, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      The decrease in operations and support expenses was primarily due to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. The effect of a state regulatory matter, a reduction in materials and supplies in 2001, and lower interconnection and related costs associated with reciprocal compensation arrangements with competitive local exchange and other carriers to terminate calls on their network further contributed to the reduction in operating expenses. Operating costs have also decreased due to business integration activities, declining workforce levels and the effect of non-strategic access lines sold during 2000.

      These decreases were partially offset by the effect of pre-tax gains recorded in the first six months of 2000 associated with lump-sum settlements of pension obligations for certain active and former employees.

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


DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                         $(5.2)        (3.3)%
--------------------------------------------------------------------------------

      Depreciation and amortization expense decreased primarily as a result of lower rates of depreciation. The decrease was partially offset by growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services. Partially affecting the change in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger, as described in Results of Operations.

                               Verizon South Inc.

OTHER EXPENSE, NET

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      Six Months                                           $2.4         ---
--------------------------------------------------------------------------------

      The change in other expense, net, is primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc. (VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At June 30, 2001, our ownership in VADI was 1.01%.


INTEREST EXPENSE

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                        $(30.9)        (47.2)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first quarter of 2001, compared to the same period in 2000, primarily due to additional interest expense recorded in the second quarter of 2000 associated with merger-related activities and a regulatory contingency, as described earlier.


EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2001                                                              39.9%
--------------------------------------------------------------------------------
      2000                                                              42.9%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the six months ended June 30, 2001, compared to the same period in 2000, due to a decrease in non-recurring income tax expense, partially offset by the effect of equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.


OTHER MATTERS
-------------
Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

      SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

                               Verizon South Inc.

Potential Sale of Access Lines

      We are currently exploring the sale of approximately 774,000 non-strategic access lines in the states of Alabama and Kentucky.

                               Verizon South Inc.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

           (b) Current Report on Form 8-K filed during the quarter ended June 30, 2001:

               A Current Report on Form 8-K, dated April 11, 2001, was filed in connection with the issuance of debt securities.

                               Verizon South Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Verizon South Inc.


Date: August 13, 2001                     By  /s/  Edwin F. Hall
                                             --------------------------
                                                   Edwin F. Hall
                                                   Controller


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 8, 2001.