Form 10-Q
period 2001-09-30
VERIZON SOUTH INC
filed 2001-11-14
CIK 40878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

 (Mark one)
    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

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

                           -------------------------


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

                               Verizon South Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME



                                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                            ---------------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                   2001            2000              2001            2000
-------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
   (including $8.4, $.5, $25.2 and $1.9 from affiliates)        $   400.9         $   422.4         $1,223.2        $1,172.4
                                                            ---------------------------------------------------------------------
OPERATING EXPENSES
Operations and support  (including  $42.1,  $85.9,  $109.5
 and $169.6 to affiliates)                                          175.6             191.8            522.7           585.7
Depreciation and amortization                                        52.4              79.9            204.7           237.4
                                                            ---------------------------------------------------------------------
                                                                    228.0             271.7            727.4           823.1
                                                            ---------------------------------------------------------------------
OPERATING INCOME                                                    172.9             150.7            495.8           349.3

OTHER INCOME AND (EXPENSE), NET
  (including $(.3), $.1, $(2.8), and $.2 from affiliates)             (.3)               .3             (2.7)             .3

INTEREST EXPENSE
  (including $.2, $2.2, $2.9 and $6.3 to affiliate)                  19.6              16.0             54.1            81.4
                                                            ---------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES
     AND EXTRAORDINARY ITEM                                         153.0             135.0            439.0           268.2

PROVISION FOR INCOME TAXES                                           60.6              47.9            174.8           105.1
                                                            ---------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                     92.4              87.1            264.2           163.1

EXTRAORDINARY ITEM
   Early extinguishment of debt, net of tax                           ---               ---              (.3)            ---
                                                            ---------------------------------------------------------------------
NET INCOME                                                       $   92.4          $   87.1        $   263.9       $   163.1
                                                            =====================================================================


                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

 (Dollars in Millions)                                                               September 30, 2001       December 31, 2000
 -------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CURRENT ASSETS
Cash                                                                                            $     .4               $   25.6
Short-term investments                                                                               7.7                   30.0
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $21.9 and $22.3                       267.3                  263.0
    Affiliates                                                                                      25.5                   14.9
Note receivable from affiliate                                                                      73.8                    ---
Material and supplies                                                                               13.8                   11.6
Prepaid expenses                                                                                     6.4                   17.1
Net assets held for sale                                                                           666.1                    ---
Other                                                                                               30.9                   17.2
                                                                                    ---------------------------------------------
                                                                                                 1,091.9                  379.4
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    3,130.4                4,909.1
Less accumulated depreciation                                                                    1,877.7                3,064.0
                                                                                    ---------------------------------------------
                                                                                                 1,252.7                1,845.1
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                              378.5                  349.8
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                        58.3                   72.1
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                    $2,781.4               $2,646.4
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




                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions, Except Per Share Amount)                                       September 30, 2001    December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
    Note payable to affiliate                                                                   $    ---              $   87.1
    Other                                                                                          152.5                  14.8
Accounts payable and accrued liabilities:
    Affiliates                                                                                      36.7                  39.0
    Other                                                                                          200.0                 178.3
Other liabilities                                                                                  146.8                 342.8
                                                                                    ---------------------------------------------
                                                                                                   536.0                 662.0
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                     915.4                 774.5
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                       199.8                 150.3
                                                                                    ---------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              221.6                 207.4
Unamortized investment tax credits                                                                    .3                    .8
Other                                                                                               63.9                  70.4
                                                                                    ---------------------------------------------
                                                                                                   285.8                 278.6
                                                                                    ---------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock  - $25 par value per share                                                            525.0                 525.0
  Authorized shares:   25,000,000
  Outstanding shares:  21,000,000
Contributed capital                                                                                 63.8                  63.3
Reinvested earnings                                                                                255.6                 192.7
                                                                                    ---------------------------------------------
                                                                                                   844.4                 781.0
                                                                                    ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $2,781.4              $2,646.4
                                                                                    =============================================


                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended September 30,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                              2001                  2000
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    $ 311.0                $ 544.6
                                                                                    ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                            22.3                    ---
Capital expenditures                                                                          (274.6)                (309.4)
Net change in note receivable from affiliate                                                   (73.8)                   ---
Other, net                                                                                       (.2)                   (.3)
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                         (326.3)                (309.7)
                                                                                    ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                       290.6                     ---
Principal repayments of borrowings                                                             (12.4)                    ---
Preferred stock retired, including premiums paid on early retirement                              ---                   (.4)
Net change in note payable to affiliate                                                        (87.1)                 (29.6)
Dividends paid                                                                                (201.0)                (218.0)
                                                                                    ---------------------------------------------
Net cash used in financing activities                                                           (9.9)                (248.0)
                                                                                    ---------------------------------------------
NET CHANGE IN CASH                                                                             (25.2)                 (13.1)

CASH, BEGINNING OF PERIOD                                                                       25.6                   13.4
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                          $    .4                $    .3
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

4.   Dividend

     On November 1, 2001, we declared and paid a dividend in the amount of $66.0 million to GTE.

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

                               Verizon South Inc.

6.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

     SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

     In addition, we recorded pre-tax merger-related transition costs of $14.9 million in the first nine months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $19.0 million. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $98.6 million pre-tax charge in relation to the Bell Atlantic - GTE merger. This item relates to a state regulatory matter.

     Results of operations for the first nine months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, depreciation and amortization expense decreased $3.3 million for the nine month period ended September 30, 2000.

                               Verizon South Inc.

8.    Shareowner's Investment

                                                                                                Contributed          Reinvested
(Dollars in Millions)                                                     Common Stock              Capital            Earnings
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                    $525.0                $63.3             $ 192.7
Net income                                                                                                                263.9
Dividends declared                                                                                                       (201.0)
Other                                                                                                    .5
                                                                      ---------------------------------------------------------
Balance at September 30, 2001                                                   $525.0                $63.8             $ 255.6
                                                                      =========================================================

     Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

9.   Net Assets Held for Sale

     During the third quarter of 2001, we announced that we were exploring the sale of approximately 774,000 access lines in the states of Alabama and Kentucky, and during the quarter committed to sell those access lines. Consequently, as of September 30, 2001 the net assets pertaining to those access lines, principally plant, property and equipment, were classified in the condensed balance sheet as net assets held for sale. We intend to continue to operate all of these assets until sold. Given the decision to sell, no depreciation expense was recorded for these assets during the three months ended September 30, 2001 in accordance with SFAS No. 121. Accordingly, depreciation expense was lowered by $26.8 million for both the three and nine months ended September 30, 2001. See Note 12 for additional information on agreements to sell these access lines.

10.  Debt

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

11.   Commitments and Contingencies

      Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

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

12.  Subsequent Event - Potential Sale of Access Lines

     During the third quarter of 2001, we announced that we were exploring the sale of approximately 774,000 access lines in the states of Alabama and Kentucky.

       In October 2001, Verizon Communications agreed to sell all 675,000 of its switched access telephone lines in Alabama and Missouri to CenturyTel Inc. for $2.159 billion. We own and operate approximately 175,000 of these switched access lines, all of which are located in Alabama. The sale must be approved by the Alabama and Missouri public service commissions, the

                               Verizon South Inc.


Federal Communications Commission (FCC) and the U.S. Department of Justice
(DOJ). We expect to close the sale and transfer our operations to CenturyTel during the second half of 2002.

       Also in October 2001, we agreed to sell approximately 600,000 local telephone lines in Kentucky to ALLTEL Corporation for $1.9 billion. The sale must be approved by the Kentucky public service commission, the FCC and the DOJ. We expect to close the sale and transfer our operations to ALLTEL during the second half of 2002.

       These two access line agreements represent approximately 37% of the switched access lines that we had in service at September 30, 2001. Due to the centralized manner in which Verizon Communications manages its operating telephone companies, operating revenues and operating income applicable to these access lines are not readily determinable.

                               Verizon South Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $263.9 million for the nine month period ended September 30, 2001, compared to net income of $163.1 million for the same period in 2000.

      Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

      The following table shows how special items are reflected in our condensed statements of income for each period:


                                                                                                    (Dollars in Millions)
Nine Months Ended September 30,                                                                    2001                 2000
------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Other charges and special items                                                              $  ---                $  1.4
   Regulatory contingency                                                                          ---                   1.0
   Bell Atlantic-GTE merger related                                                                ---                  69.0
                                                                                       ---------------------------------------
                                                                                                   ---                  71.4
                                                                                       ---------------------------------------
Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                                ---                  16.1
  Bell Atlantic-GTE merger severance costs                                                         ---                  25.7
  Bell Atlantic-GTE merger transition costs                                                       14.9                   ---
  Other charges and special items                                                                  ---                    .4
                                                                                       ---------------------------------------
                                                                                                  14.9                  42.2
                                                                                       ---------------------------------------
Depreciation and Amortization Expenses
   Bell Atlantic-GTE merger accounting conformity adjustments                                      ---                  (3.3)
                                                                                       ---------------------------------------
Interest Expense
   Regulatory contingency                                                                          ---                    .2
   Bell Atlantic-GTE merger related                                                                ---                  29.6
                                                                                       ---------------------------------------
                                                                                                   ---                  29.8
                                                                                       ---------------------------------------

Net impact on income before provision for income taxes and extraordinary item                   $ 14.9                $140.1
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

      In addition, we recorded pre-tax merger-related transition costs of $14.9 million in the first nine months of 2001. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $98.6 million charge in relation to the Bell Atlantic - GTE merger for a state regulatory matter. We recorded a reduction to operating revenue in the amount of $69.0 million and a charge to interest expense of $29.6 million.

      Results of operations for the first nine months of 2000 also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in

                               Verizon South Inc.

capitalization policies. As a result of these adjustments, depreciation and amortization expense decreased $3.3 million for the nine month period ended September 30, 2000.

Other Charges and Special Items

      In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $1.2 million. We recorded a reduction to operating revenue in the amount of $1.0 million and a charge to interest expense of $.2 million. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest. In the second quarter of 2000, we also recorded other charges and special items totaling approximately $1.8 million pre-tax. Of this amount, $1.4 million was recorded as a reduction to operating revenue and $.4 million was recorded as a charge to operations and support expenses.

Sale of Non-strategic Access Lines

      During 2000, we sold selected switched access lines in Illinois. The net assets held for sale were $3.5 million at September 30, 2000 and no assets remained held for sale at December 31, 2000. The operating revenues and net income contributed by these properties in the first nine months of 2000 were approximately $3.8 million and $1.6 million, respectively. On an annual basis, the total operating revenues and net income contributed by the sold properties were approximately $4.3 million and $1.8 million, respectively, for the year ended December 31, 2000. The pre-tax gain on the sale totaled $15.4 million for the year ended December 31, 2000 and the cash proceeds from the sale totaled $20.0 million at December 31, 2000.

      These and other items affecting the comparison of our results of operations for the nine month period ended September 30, 2001 and 2000 are discussed in the following sections.

OPERATING REVENUES
------------------
(Dollars in Millions)

Nine Months Ended September 30,                     2001                 2000
--------------------------------------------------------------------------------
Local services                                  $  647.5             $  508.6
Network access services                            457.8                521.2
Long distance services                              24.3                 31.1
Other services                                      93.6                111.5
                                       -----------------------------------------
Total                                           $1,223.2             $1,172.4
                                       =========================================


LOCAL SERVICES

      2001 - 2000                                        Increase
--------------------------------------------------------------------------------
      Nine Months                                 $138.9          27.3%
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

      Local service revenues were affected by the settlement of a state regulatory matter in the state of Virginia. This settlement resulted in refunds to customers in both local service revenues and network access revenues in the first quarter of 2001. The effect of these refunds was entirely offset by the reversal of an accrual recorded in local service revenues. Higher payments from competitive local exchange carriers for the connection of their network with our network and for the purchase of unbundled network elements, as well as higher customer demand and usage of our value-added services also contributed to the increase, but to a lesser extent.

      These increases were partially offset by price reductions and the effects of an economic slowdown and competition, as reflected by a decline in our switched access lines in service from September 30, 2000. In addition, the effect of technology is increasing as more customers are choosing wireless and Internet services in place of certain basic wireline services.

                               Verizon South Inc.

NETWORK ACCESS SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(63.4)      (12.2)%
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

      The decrease in network access revenues in the first nine months of 2001 was primarily due to the effect of the settlement of a regulatory matter in the state of Virginia in the first quarter of 2001. This settlement resulted in refunds to customers which was entirely offset by the reversal of an accrual recorded in local service revenues, as described above. The effect of mandated price reductions on certain interstate access services and other regulatory decisions also contributed to the decline in network access revenues. State public utility commissions regulate us with respect to certain intrastate rates and services and certain other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.

      These decreases were partially offset by higher customer demand for special access services, particularly for high-capacity, high-speed digital services.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                          $(6.8)      (21.9)%
--------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS). We also earn revenue from private line and operator services associated with long distance calls.

      Long distance service revenues declined in the first nine months of 2001 primarily due to the effects of competition and technology substitution. Mandated price reductions on certain long distance services also contributed to the decline in revenues, but to a lesser extent.

OTHER SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(17.9)      (16.1)%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for non-publication of telephone numbers and multiple white page listing, fees paid by an affiliate for usage of our directory listings and fees paid by an affiliate for the provision of sales agent services.

      Other service revenues decreased in the first nine months of 2001 primarily due to lower revenue from CPE sales and lower directory revenues from an affiliate.

                              Verizon South Inc.

OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(63.0)      (10.8)%
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

      The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in Results of Operations. The effect of a state regulatory matter and lower interconnection and related costs associated with reciprocal compensation arrangements further contributed to the reduction in operating expenses. Operating costs have also decreased due to business integration activities, effective cost control measures and declining work force levels. These decreases were partially offset by the effect of pre-tax gains recorded in 2000 associated with lump-sum settlements of pension obligations for certain active and former employees.

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

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(32.7)      (13.8)%
--------------------------------------------------------------------------------

      Depreciation and amortization expense decreased in the first nine months of 2001 primarily due to our decision to dispose of certain properties and, as a consequence, no longer depreciate these assets (see Note 9 to the Notes to Condensed Financial Statements). Also contributing to the decrease was the effect of lower rates of depreciation. Partially affecting the change in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger, as described in Results of Operations.

OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                           (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                          $(3.0)
--------------------------------------------------------------------------------

      The change in other income and (expense), net, is primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At September 30, 2001, our ownership in VADI was 1.01%. This change was partially offset by an increase in interest income.

                               Verizon South Inc.

INTEREST EXPENSE

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                         $(27.3)      (33.5)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense decreased in the first nine months of 2001, compared to the same period in 2000, primarily due to additional interest expense recorded in the second quarter of 2000 associated with merger-related activities and a regulatory contingency as described in Results of Operations.

EFFECTIVE INCOME TAX RATES

      Nine Months Ended September 30,

--------------------------------------------------------------------------------
      2001                                                      39.8%
--------------------------------------------------------------------------------
      2000                                                      39.2%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was higher for the nine months ended September 30, 2001 principally due to the effect of equity losses associated with our investment in VADI for which we do not recognize income tax benefits, as well as increases in non-recurring income tax expense and the effective rate for state income taxes.

EXTRAORDINARY ITEM
------------------

      During the first half of 2001, we redeemed $12.4 million of long-term debt prior to stated maturity and recorded an after-tax extraordinary charge of $.3 million (net of tax benefits of $.2 million).

OTHER MATTERS
-------------

Recent Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

       SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

       SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

                               Verizon South Inc.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

       In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.


Potential Sale of Access Lines

      During the third quarter of 2001, we announced that we were exploring the sale of approximately 774,000 access lines in the states of Alabama and Kentucky.

      In October 2001, Verizon Communications agreed to sell all 675,000 of its switched access telephone lines in Alabama and Missouri to CenturyTel Inc. for $2.159 billion. We own and operate approximately 175,000 of these switched access lines, all of which are located in Alabama. The sale must be approved by the Alabama and Missouri public service commissions, the Federal Communications Commission (FCC) and the U.S. Department of Justice (DOJ). We expect to close the sale and transfer our operations to CenturyTel during the second half of 2002.

      Also in October 2001, we agreed to sell approximately 600,000 local telephone lines in Kentucky to ALLTEL Corporation for $1.9 billion. The sale must be approved by the Kentucky public service commission, the FCC and the DOJ. We expect to close the sale and transfer our operations to ALLTEL during the second half of 2002.

      These two access line agreements represent approximately 37% of the switched access lines that we had in service at September 30, 2001. Due to the centralized manner in which Verizon Communications manages its operating telephone companies, operating revenues and operating income applicable to these access lines are not readily determinable.

                               Verizon South Inc.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no proceedings reportable under this Item.

Item 6.   Exhibits and Reports on Form 8-K

          (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                               Verizon South Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Verizon South Inc.




Date: November 13, 2001                         By  /s/ Edwin F. Hall
                                                    ----------------------------
                                                        Edwin F. Hall
                                                        Controller






     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.