Form 10-K405
period 2001-12-31
VERIZON SOUTH INC
filed 2002-03-25
CIK 40878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-K

                            -------------------------

   (Mark one)
       [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

       [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from    to


                         Commission file number 2-36292


                               VERIZON SOUTH INC.


   A Virginia Corporation      I.R.S. Employer Identification No. 56-0656680


        1095 Avenue of the Americas, Room 3868, New York, New York 10036


                         Telephone Number (212) 395-2121

                         -------------------------------


Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

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

                               Verizon South Inc.

                                   SCHEDULE A

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
        Title of each class                             on which registered
----------------------------------------                -------------------
7.00% Debentures, Series F, due 2041                  New York Stock Exchange

                               Verizon South Inc.

                                TABLE OF CONTENTS

Item No.                                                                                             Page
--------                                                                                             ----
                                     PART I
 1.  Business
      (Abbreviated pursuant to General Instruction I(2).) .........................................     1
 2.  Properties ...................................................................................     6
 3.  Legal Proceedings ............................................................................     6
 4.  Submission of Matters to a Vote of Security Holders
     (Omitted pursuant to General Instruction I(2).)...............................................     6

                                     PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters ........................     7
 6.  Selected Financial Data
     (Omitted pursuant to General Instruction I(2).)...............................................     7
 7.  Management's Discussion and Analysis of Results of Operations
     (Abbreviated pursuant to General Instruction I(2).) ..........................................     8
 7A. Quantitative and Qualitative Disclosures About Market Risk....................................    17
 8.  Financial Statements and Supplementary Data ..................................................    17
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .........    17


                                    PART III

     (Omitted pursuant to General Instruction I(2).):
10.  Directors and Executive Officers of the Registrant ...........................................    17
11.  Executive Compensation .......................................................................    17
12.  Security Ownership of Certain Beneficial Owners and Management ...............................    17
13.  Certain Relationships and Related Transactions ...............................................    17


                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............................    18

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 18, 2002.

                               Verizon South Inc.

                                     PART I

Item 1.  Business

                                     GENERAL

      Verizon South Inc. is incorporated under the laws of the state of Virginia. We are a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon).

      We presently serve a territory consisting of Local Access and Transport Areas (LATAs) located in Alabama, Kentucky, North Carolina, South Carolina and Virginia. These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which we have been permitted by the "Modification of Final Judgment" (MFJ) to provide telephone service.

      We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

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

      The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes Verizon's Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and Verizon's Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses.

      The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory including our long distance services. Some of Verizon's long distance subsidiaries operate as a reseller of national and international long distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800/888 services and operator services to its customers. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a subsidiary of Verizon that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary of Verizon that markets customer premises equipment to the end-user.

                               Verizon South Inc.

      The Network unit markets (i) switched and special access to the telephone operations' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation, and emerging business management.

      The Advanced Services unit markets Verizon's ADSL (asymmetrical digital subscriber line) and Internet access services. Verizon's Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology.

      The National Operations unit markets Verizon's Communications and Construction services that supply installation and repair labor and manages Verizon's Supply unit that is responsible for the procurement and management of inventory and supplies for the telephone operations, as well as other subsidiaries. The Supply unit also sells material and logistic services to third parties.

FCC Regulation and Interstate Rates

      We are subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to interstate services and related matters. In 2001, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges and Universal Service

      On May 31, 2000, the FCC adopted a plan advanced by members of the industry (the Coalition for Affordable Local and Long Distance Service, or CALLS) as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

      On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% and the size of the new universal service fund at $650 million. The entire plan (including these elements) will continue in effect pending the FCC's further consideration of its justification of these components. As a result of tariff adjustments which became effective in July 2001, approximately 70% of our access lines reached the $0.0055 benchmark.

      The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In 2001, Verizon was authorized to remove special access and dedicated transport services from price caps in 35 of the 57 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in three additional MSAs in the former GTE territory. In addition, the FCC found that in 10 MSAs Verizon had met the stricter standards to remove special access connections to end-user customers from price caps. Verizon has an application pending that, if granted, would remove special access services from price cap regulation in 16 additional MSAs.

      In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals.

                               Verizon South Inc.

Unbundling of Network Elements (UNEs)

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

      In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the Telecommunications Act of 1996 (1996 Act). In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. This portion of the court's decision has been stayed pending review by the U.S. Supreme Court. In addition, the court upheld the FCC's decision that UNEs should be priced based on a forward-looking cost model rather than historical costs. The U.S. Supreme Court currently has this case under review.

      In December 2001, the FCC opened its triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions described above. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services.

Compensation for Internet Traffic

      On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

State Regulation of Rates and Services

       The state regulatory commissions in Alabama, Kentucky, North Carolina, South Carolina, Virginia and Illinois regulate our communications services with respect to our intrastate rates and services and certain other matters.

Alabama

      Our Alabama price cap plan started in January 1996. The plan does not have an expiration date but is reviewed every five years. There are three service categories: basic, non-basic and interconnection. Basic services are capped for five years from the September 1995 order date. At the end of the cap, prices can be increased by Gross Domestic Product-Price Index (GDP-PI) less a 1% productivity factor less any service penalties (up to .75% maximum penalty). Non-basic services can be increased beginning January 1997 and prices can be increased a maximum of 10% in the aggregate for a given year. Individual prices can be changed more than 10% as long as the aggregate change is 10% or less. Our intrastate access charges are capped at a composite rate of $0.064 per minute. Tariff filings for incumbent local exchange carriers are presumptively valid. Earnings are not regulated.

Kentucky

       Our operations in Kentucky are currently under rate of return regulation.

North Carolina

      Our operations in North Carolina have been under a price cap plan since 1996 that is subject to review in 2002. Earnings are not regulated and local rates in total can be increased by GDP-PI less 2%. Rate increases are effective on

                               Verizon South Inc.

fourteen days notice. We have complete flexibility to increase rates for billing and collection, Centrex, and enhanced digital switch service.

South Carolina

      Our South Carolina price cap plan started during 2000. Under the statute, existing rates are deemed just and reasonable on the date of notification. Residential and single-line business local services rates are capped for two years from the date of election. After two years, these rates may be adjusted annually pursuant to an inflation-based index. Rates for other services are flexibly priced. Price decreases are effective in seven days. Price increases and new services prices are effective in fourteen days.

Virginia

      On December 21, 2000, the Virginia State Corporation Commission (VSCC) approved a price cap plan for our company that is substantially similar to Verizon Virginia's plan. The Verizon Virginia plan regulates noncompetitive services on a price cap basis and does not regulate competitive services. The plan does not regulate profits. In June 2001, the VSCC modified the plan and extended the moratorium on rate increases for basic local telephone service until 2004. The new plan was effective January 1, 2001 and has no expiration date.

Competition

      We face increasing competition in all areas of our business. The 1996 Act, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

Local Exchange Services

      The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in our jurisdictions. The 1996 Act has significantly increased the level of competition in our local exchange markets.

      One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

..  purchase service from the ILEC for resale to CLEC customers;
..  purchase UNEs from the ILEC; and/or
..  interconnect the CLEC's network with the ILEC's network.

As a result, competition in our local exchange markets continues to increase. We are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers.

Long Distance Services

      We offer intraLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. Federal regulators have jurisdiction over interstate toll services. State regulatory commissions permit other carriers to offer intraLATA toll services within our states.

Alternative Access Services

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

                               Verizon South Inc.

      Other potential sources of competition include cable television systems, shared tenant services and other noncarrier systems which are capable of bypassing our local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of our lines.

Wireless Services

      Wireless services also constitute a significant source of competition, especially as wireless carriers (including Verizon Wireless) expand and improve their network coverage and continue to lower their prices to end-users. As a result, more end-users are substituting wireless services for basic wireline service. Wireless telephone services can also be used for data transmission.

Public Telephone Services

      The growth of wireless communications has significantly decreased usage of public telephones, as more customers are substituting wireless services for public telephone services. In addition, we face competition from other providers of public telephone services.

Operator Services

      Our operator services product line faces competition from alternative operator services providers and Internet service providers.

                                    EMPLOYEES

      As of December 31, 2001, we had approximately 4,600 employees.

                               Verizon South Inc.

Item 2.    Properties

                                     GENERAL

      Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                          2001            2000
--------------------------------------------------------------------------------
Central office equipment                                   37%             38%
Outside communications plant                               49              50
Land and buildings                                          6               6
Furniture, vehicles and other work equipment                5               4
Other                                                       3               2
                                                      --------------------------
                                                          100%            100%
                                                      ==========================


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

      All of our properties, located in the states of Alabama, Kentucky, North Carolina, South Carolina and Virginia are generally in good operating condition and are adequate to satisfy the needs of our business. A portion of our property is subject to the lien of our mortgage bond indenture securing funded debt.

      Our customers are served by electronic switching systems that provide a wide variety of services. Our network has full digital capability to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

      We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $355 million in 2001, $453 million in 2000 and $354 million in 1999. Capital expenditures exclude additions under capital lease. Our total investment in plant, property and equipment was approximately $3.1 billion at December 31, 2001, $4.9 billion at December 31, 2000, and $4.6 billion at December 31, 1999, including the effect of retirements, but before deducting accumulated depreciation.


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

OVERVIEW
--------

Description of Business

      Verizon South Inc. is a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). We presently serve a territory consisting of Local Access and Transport Areas (LATAs) located in Alabama, Kentucky, North Carolina, South Carolina and Virginia. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services:

..     Exchange telecommunication service is the transmission of
      telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..     Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

      The communications services we provide are subject to regulation by the state regulatory commissions of Alabama, Kentucky, North Carolina, South Carolina and Virginia with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access rates. For a further discussion of the Company and our regulatory plans, see
Item 1 - "Description of Business."

Critical Accounting Policies

      Significant accounting policies are highlighted in the applicable sections of this discussion and analysis of results of operations. See sections on "Transactions with Affiliates," "Employee Severance Costs and Settlement Gains/Losses," "Operating Revenues," and "Depreciation and Amortization." In addition, all of our significant accounting policies are described in Note 1 to the financial statements.

Transactions with Affiliates

      Our financial statements include transactions with Verizon Services Corp., Verizon Services Group and Verizon Corporate Services Group Inc. (collectively known as Verizon Services), Verizon Information Services Inc., Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), GTE Funding, GTE Corporation (GTE) and other affiliates.

      We have contractual arrangements with Verizon Services for the provision of various centralized services. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed. We are also allocated a portion of Verizon Services employee benefit costs.

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

      We use the equity method of accounting for our investment in Verizon Ventures III Inc. (Ventures III). Ventures III is a wholly owned subsidiary of Verizon Communications that provides new exchange access services through a separate subsidiary. At December 31, 2001, our ownership interest in Ventures III was 1.11% (see Note 15).

      Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries, including us.

      GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair service to us.

                               Verizon South Inc.

      We have contractual arrangements with GTE Funding to provide short-term financing, investing and cash management services to us. In 2000, we also had contractual arrangements with GTE to provide short-term financing services to us.

      We also include miscellaneous items of income and expense resulting from transactions with other affiliates, including Verizon Advanced Data Inc., Verizon Select Services Inc. and Verizon Long Distance. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies.

      See also Note 15 to the financial statements for additional information on affiliate transactions.

RESULTS OF OPERATIONS
---------------------

      We reported net income of $329.0 million in 2001, compared to net income of $266.1 million in 2000.

      Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services.

      What follows is a further explanation of the nature of these special items.

Employee Severance Costs and Settlement Gains/Losses

      During the fourth quarter of 2001, we recorded a charge of $3.5 million (additionally $1.5 million was allocated from Verizon Services) for severance and related benefits, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees.

      We recorded pension settlement losses/(gains) of $.6 million in 2001 and $(60.0) million in 2000 as a result of pension plan distributions which surpassed the sum of service cost and interest cost in each year. Settlements of pension obligations and special termination benefits were recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

Completion of Merger

      On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon Communications Inc. (Verizon Communications). The merger qualified as a tax-free organization and has been accounted for as a pooling-of-interests business combination.

      The following table summarizes the charges incurred for the Bell Atlantic-GTE Merger.

                                                                                (Dollars in Millions)
Years Ended December 31                                                      2001               2000
-----------------------------------------------------------------------------------------------------
Operating Revenue
   Other items                                                             $ ---              $40.5
                                                                  -----------------------------------

Operations and Support Expenses
  Direct incremental costs                                                    ---               16.1
  Severance costs                                                             ---               25.7
  Transition costs                                                           21.6                4.1
                                                                  -----------------------------------
                                                                             21.6               45.9
                                                                  -----------------------------------

Depreciation and Amortization Expense
   Accounting conformity adjustments                                          ---               (3.3)
                                                                  -----------------------------------

Interest Expense
   Other items                                                                ---               15.2
                                                                  -----------------------------------

Total costs                                                                 $21.6              $98.3
                                                                  ===================================

                               Verizon South Inc.

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

Employee Severance Costs

      Employee severance costs related to the Bell Atlantic-GTE merger of $25.7 million (all of which was allocated from Verizon Services), as recorded under SFAS No. 112, represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 was $10.1 million.

Transition Costs

      In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $21.6 million in 2001 and $4.1 million in 2000 (including $7.4 million in 2001 and $2.3 million in 2000 allocated from Verizon Services).

Other Items

      During 2000, we also recorded $55.7 million pre-tax in relation to the merger. This item relates to a state regulatory matter. We recorded a reduction to operating revenues of $40.5 million and a charge to interest expense of $15.2 million.

Accounting Conformity Adjustments

      Results of operations also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, depreciation expense decreased $3.3 million in 2000.

Other Charges and Special Items

Regulatory Contingency

      In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $1.2 million. We recorded a reduction to operating revenue of $1.0 million and a charge to interest expense of $.2 million. This matter relates to a specific issue currently under investigation by the FCC. We believe that it is probable that the ultimate resolution of this matter will result in refunds to customers, including interest.

Other Items

      In the second quarter of 2000, we recorded other charges and special items totaling $1.8 million pre-tax, which reduced operating revenue by $1.4 million and increased operations and support expenses by $.4 million.

Sales of Non-strategic Access Lines

      During 2000, we sold all of our access lines in Illinois. The associated net assets, which approximated $4.0 million at December 31, 1999, consisted of property, plant and equipment. We continued to operate all of these assets until sold. Given the decision to sell, no depreciation expense was recorded for these assets in 2000 in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Total operating revenues and net income contributed by the sold properties were $4.3 million and $1.8 million, respectively, for the year ended December 31, 2000. Cash proceeds from the sales totaled $20.0 million at December 31, 2000. As a result of these sales, we recorded a pre-tax gain of $15.4 million ($9.6 million after-tax) in 2000. See Note 3 to the financial statements for additional information.

                               Verizon South Inc.

Net Assets Held for Sale

      During the third quarter of 2001, Verizon Communications agreed to sell all 675,000 of its access lines in Alabama and Missouri to CenturyTel Inc. (CenturyTel) for $2.2 billion. Verizon South owns and operates approximately 175,000 of these switched access lines, all of which are located in Alabama. The Alabama public service commission approved the sale in December 2001. The sale must also be approved by the Missouri public service commission, FCC and the U.S. Department of Justice (DOJ). We expect to close the sale and transfer our operations to CenturyTel during the second quarter of 2002. Also in the third quarter of 2001, Verizon Communications agreed to sell approximately 600,000 access lines in Kentucky to ALLTEL Corporation (ALLTEL) for $1.9 billion. Verizon South owns and operates all of these access lines in Kentucky. The sale has been approved by the Kentucky public service commission, and remains subject to approval by the FCC and the DOJ. We expect to close the sale and transfer our operations to ALLTEL during the second quarter of 2002.

      The net assets pertaining to these access lines, principally plant, property and equipment of $703.8 million, are classified in our balance sheet as "Net assets held for sale" as of December 31, 2001. We intend to continue to operate all of these assets until sold. Given the decision to sell, no depreciation was recorded for these assets during the second half of 2001 in accordance with SFAS No. 121. Accordingly, depreciation expense was lowered by $53.7 million in 2001.

      These two access line agreements represent approximately 37% of the switched access lines that we had in service at the end of 2001, and contributed approximately 37% to 2001 operating revenues and approximately 46% to 2001 operating income.

Extraordinary Item

      During the first half of 2001, we redeemed $12.4 million of long-term debt prior to stated maturity and recorded an after-tax extraordinary charge of $.3 million (net of a tax benefit of $.2 million).

      These and other items affecting the comparison of our results of operations for the years ended December 31, 2001 and 2000 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Millions)


Years Ended December 31,                                                                         2001               2000
---------------------------------------------------------------------------------------------------------------------------
Local services                                                                                 $  845.8           $  733.3
Network access services                                                                           614.4              693.2
Long distance services                                                                             31.6               39.8
Other services                                                                                    121.3              157.3
                                                                                     --------------------------------------
Total                                                                                          $1,613.1           $1,623.6
                                                                                     ======================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

                                            Increase
--------------------------------------------------------------------------------
      2001 - 2000                     $112.5        15.3%
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

                               Verizon South Inc.

      Local service revenues were affected by the settlement of a state regulatory matter in the state of Virginia. This settlement resulted in refunds to customers in both local service revenues and network access revenues in the first quarter of 2001. The effect of these refunds was entirely offset by the reversal of an accrual recorded in local service revenues. Higher customer demand and usage of our value-added services and higher payments from competitive local exchange carriers for the connection of their network with our network also contributed to the increase, but to a lesser extent.

      These increases were partially offset by price reductions and the effects of an economic slowdown and competition, as reflected by a decline in our switched access lines in service of .7% from December 31, 2000. In addition, the effect of technology is increasing as more customers are choosing wireless and Internet services in place of some basic wireline services.

NETWORK ACCESS SERVICES

                                           (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                     $(78.8)      (11.4)%
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

      The decrease in network access revenues in 2001 was primarily due to the effect of the settlement of a regulatory matter in the state of Virginia in the first quarter of 2001. This settlement resulted in refunds to customers which was entirely offset by the reversal of an accrual recorded in local service revenues, as described above. The effect of mandated price reductions on interstate access services and other regulatory decisions also contributed to the decline in network access revenues. State public utility commissions regulate us with respect to intrastate rates and services and other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001, we implemented further rate reductions in accordance with the plan. The impact of the slowing economy also affected network access revenues in 2001.

      These decreases were partially offset by higher customer demand for special access services, particularly for high-capacity, high-speed digital services.

LONG DISTANCE SERVICES

                                           (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                      $(8.2)      (20.6)%
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

      Long distance service revenues declined in 2001 primarily due to the effects of competition and technology substitution. Mandated price reductions on certain long distance services also contributed to the decline in revenues, but to a lesser extent.

                               Verizon South Inc.

OTHER SERVICES

                                           (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                     $(36.0)      (22.9)%
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

      Other service revenues decreased in 2001 primarily due to lower revenue from CPE sales and lower directory revenues from an affiliate.


OPERATING EXPENSES
------------------
(Dollars in Millions)

OPERATIONS AND SUPPORT

                                           (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                     $(52.6)       (6.7)%
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

      The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000, and lower interconnection and related costs associated with reciprocal compensation arrangements. Operating costs have also decreased as a result of effective cost control measures and declining work force levels. These decreases were partially offset by the effect of pre-tax gains recorded in 2000 associated with lump-sum settlements of pension obligations for certain active and former employees. Employee severance costs recorded in 2001 have also offset the decreases in expense, but to a lesser extent.

      For additional information on merger-related costs and other special items, pension settlement gains and employee severance costs, see Results of Operations.

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

       On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

                               Verizon South Inc.

DEPRECIATION AND AMORTIZATION

                                           (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                     $(64.7)      (20.2)%
--------------------------------------------------------------------------------

      Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

      Depreciation and amortization expense decreased in 2001 primarily due to our decision to dispose of certain properties and, as a consequence, we no longer depreciate these assets in accordance with SFAS No. 121. Also contributing to the decrease was the effect of lower rates of depreciation. Partially affecting the change in depreciation and amortization expense were adjustments made to conform the accounting policies of Bell Atlantic and GTE as a result of the merger, as described in Results of Operations.


OTHER RESULTS
-------------
(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

                                           (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                         $(6.2)
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items.

      The change in other income and (expense), net, is primarily attributable to higher equity losses recognized from our investment in Ventures III. This change was partially offset by an increase in interest income from affiliates.

INTEREST EXPENSE

                                           (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                      $(8.8)      (10.8)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense decreased in 2001 primarily due to additional interest expense recorded in the second quarter of 2000 associated with merger-related activities and a regulatory contingency, as described in Results of Operations. This decrease was partially offset by the net effect of refinancing short-term borrowings with an affiliate with long-term debt.

      See Note 7 to the financial statements for additional information about our debt.

EFFECTIVE INCOME TAX RATES

      Years Ended December 31,
--------------------------------------------------------------------------------
      2001                                   39.9%
--------------------------------------------------------------------------------
      2000                                   39.3%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was higher in 2001 principally due to the effect of higher equity losses associated with our investment in Ventures III, for which we do not recognize income tax benefits.

                               Verizon South Inc.

      You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 12 to the financial statements.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

      Business Combinations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

      Goodwill and Other Intangible Assets

      In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No.
142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

      Asset Retirement Obligations

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

      Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

                               Verizon South Inc.

Contractual Obligations

      The following table provides a summary of our contractual obligations. Additional detail about these items is included in the notes to the financial statements.

                                                       Payments Due by Period                     (Dollars in Millions)
                                    --------------------------------------------------------------------------------------
Contractual Obligation                        Total   Less than 1 year        1-3 years        4-5 years   After 5 years
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                             $1,066.5             $152.4            $ 4.8            $ 4.6          $904.7
Operating leases                               27.2                4.1              7.4              6.2             9.5
                                    --------------------------------------------------------------------------------------
Total contractual cash obligations         $1,093.7             $156.5            $12.2            $10.8          $914.2
                                    ======================================================================================

                               Verizon South Inc.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we did not have any derivatives as of December 31, 2001 and 2000. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

      The following table summarizes the fair values of our long-term debt as of December 31, 2001 and 2000. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming
100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                                              December 31
                                                                  --------------------------------------
 (Dollars in Millions)                                                       2001               2000
--------------------------------------------------------------------------------------------------------
 Fair value of long-term debt                                            $1,084.6             $760.5
 Fair value assuming a +100-basis-point shift                             1,008.2              719.0
 Fair value assuming a -100-basis-point shift                             1,171.5              804.1

Item  8.   Financial Statements and Supplementary Data

           The information required by this Item is set forth on Pages F-1 through F-25.

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

                               Verizon South Inc.

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

         4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

         12     Computation of Ratio of Earnings to Fixed Charges



     (b)   Reports on Form 8-K:

                  There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2001.

                               Verizon South Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Verizon South Inc.

Date:  March 25, 2002                          By  /s/ Edwin F. Hall
                                                  ------------------
                                                       Edwin F. Hall
                                                       Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                Title                               Date
---------                                -----                               ----
/s/ Terri Price Dean                     President                           March 25, 2002
-------------------------------          (Principal Executive Officer)
    Terri Price Dean                     and Director


/s/ William F. Heitmann                  Senior Vice President - Finance     March 25, 2002
-------------------------------          (Principal Financial Officer)
    William F. Heitmann


/s/ Edwin F. Hall                        Controller                          March 25, 2002
-------------------------------
    Edwin F. Hall


/s/ Kimberly Caswell                     Director                            March 25, 2002
-------------------------------
    Kimberly Caswell


/s/ John A. Ferrell                      Director                            March 25, 2002
-------------------------------
    John A. Ferrell

                               Verizon South Inc.

         Index to Financial Statements and Financial Statement Schedule

                                                                                                Page
                                                                                                ----
Report of Independent Auditors - Ernst & Young LLP .......................................       F-2

Report of Independent Public Accountants - Arthur Andersen LLP............................       F-3

Statements of Income
     For the years ended December 31, 2001, 2000 and 1999 ................................       F-4

Balance Sheets - December 31, 2001 and 2000...............................................       F-5

Statements of Changes in Shareowner's Investment
     For the years ended December 31, 2001, 2000 and 1999 ................................       F-7

Statements of Cash Flows
     For the years ended December 31, 2001, 2000 and 1999 ................................       F-8

Notes to Financial Statements ............................................................       F-9

Schedule II - Valuation and Qualifying Accounts
     For the years ended December 31, 2001, 2000 and 1999.................................      F-25

Financial statement schedules other than those listed above have been omitted because such schedules are not required or applicable.

                               Verizon South Inc.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner
Verizon South Inc.

We have audited the accompanying balance sheets of Verizon South Inc. (the Company) as of December 31, 2001 and 2000 and the related statements of income, changes in shareowner's investment, and cash flows for the years then ended. Our audits also included the financial statement schedule referenced in the index at
Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon South Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
January 31, 2002

                               Verizon South Inc.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareowner of Verizon South Inc.:

We have audited the accompanying statements of income, changes in shareowner's investment and cash flows of Verizon South Inc. (a Virginia corporation and wholly owned subsidiary of Verizon Communications Inc.) for the year ended December 31, 1999, as set forth under Item 14 of this report. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Verizon South Inc. for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1999.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The 1999 supporting schedule listed under Item 14 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The 1999 supporting schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the related financial statements taken as a whole.

/s/ Arthur Andersen LLP

Dallas, Texas
June 30, 2000

                               Verizon South Inc.

                              STATEMENTS OF INCOME
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                        2001           2000          1999
--------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $67.5, $71.7, and $44.8 from affiliates)             $ 1,613.1      $ 1,623.6     $ 1,570.7
                                                                               -------------------------------------------

OPERATING EXPENSES
   Operations and support (including $202.8, $215.5 and $194.0 to affiliates)          731.0          783.6         734.2
   Depreciation and amortization                                                       255.2          319.9         298.1
                                                                               -------------------------------------------
                                                                                       986.2        1,103.5       1,032.3
                                                                               -------------------------------------------

OPERATING INCOME                                                                       626.9          520.1         538.4

OTHER INCOME AND (EXPENSE), NET (including $(5.9) , $.1 and $.1 from
   affiliates)                                                                          (5.9)            .3            .3

INTEREST EXPENSE (including $3.1, $7.6 and $8.3 to affiliates)                          73.0           81.8          68.6
                                                                               -------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                               548.0          438.6         470.1
   AND EXTRAORDINARY ITEM

PROVISION FOR INCOME TAXES                                                             218.7          172.5         180.8
                                                                               -------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                       329.3          266.1         289.3

EXTRAORDINARY ITEM
   Early extinguishment of debt, net of tax                                              (.3)           ---           ---
                                                                               -------------------------------------------

NET INCOME                                                                           $ 329.0        $ 266.1       $ 289.3
                                                                               ===========================================

                       See Notes to Financial Statements.

                               Verizon South Inc.

                                 BALANCE SHEETS
                              (Dollars in Millions)

                                     ASSETS
                                     ------

                                                                                                   December 31
                                                                                     -------------------------------------
                                                                                                2001               2000
--------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                                       $      .1          $    25.6
Short-term investments                                                                          37.8               30.0
Note receivable from affiliate                                                                 274.6                ---
Accounts receivable:
  Trade and other, net of allowances for uncollectibles of $29.1 and $22.3                     247.2              263.0
  Affiliates                                                                                    22.5               14.9
Material and supplies                                                                            9.7               11.6
Prepaid expenses                                                                                18.7               17.1
Net assets held for sale                                                                       703.8                ---
Other                                                                                           32.1               17.2
                                                                                     -------------------------------------
                                                                                             1,346.5              379.4
                                                                                     -------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                3,147.6            4,909.1
Less accumulated depreciation                                                                1,883.1            3,064.0
                                                                                     -------------------------------------
                                                                                             1,264.5            1,845.1
                                                                                     -------------------------------------

PREPAID PENSION ASSET                                                                          389.6              349.8
                                                                                     -------------------------------------

OTHER ASSETS                                                                                    56.4               72.1
                                                                                     -------------------------------------

TOTAL ASSETS                                                                               $ 3,057.0          $ 2,646.4
                                                                                     =====================================

                       See Notes to Financial Statements.

                               Verizon South Inc.

                                 BALANCE SHEETS
                 (Dollars in Millions, Except Per Share Amount)

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

                                                                                                 December 31
                                                                                   ----------------------------------------
                                                                                                2001                2000
---------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                               $     ---           $    87.1
   Other                                                                                       152.4                14.8
Accounts payable and accrued liabilities:
   Affiliates                                                                                   61.5                39.0
   Other                                                                                       194.2               178.3
Other liabilities                                                                              357.4               342.8
                                                                                   ----------------------------------------
                                                                                               765.5               662.0
                                                                                   ----------------------------------------

LONG-TERM DEBT                                                                                 913.3               774.5
                                                                                   ----------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                   202.0               150.3
                                                                                   ----------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                          259.4               207.4
Unamortized investment tax credits                                                                .2                  .8
Other                                                                                           65.1                70.4
                                                                                   ----------------------------------------
                                                                                               324.7               278.6
                                                                                   ----------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 14)

SHAREOWNER'S INVESTMENT
Redeemable preferred stock                                                                       ---                 ---
Common stock - $25 par value per share                                                         525.0               525.0
   Authorized shares:    25,000,000
   Outstanding shares:   21,000,000
Contributed capital                                                                             71.8                63.3
Reinvested earnings                                                                            254.7               192.7
                                                                                   ----------------------------------------
                                                                                               851.5               781.0
                                                                                   ----------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                              $ 3,057.0           $ 2,646.4
                                                                                   ========================================

                       See Notes to Financial Statements.

                               Verizon South Inc.

                STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                             2001                2000                1999
----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of year                                          $  525.0            $  525.0            $  525.0
                                                                ------------------------------------------------------------
   Balance at end of year                                                   525.0               525.0               525.0
                                                                ------------------------------------------------------------

CONTRIBUTED CAPITAL
   Balance at beginning of year                                              63.3                63.0                58.4
   Capital contribution from GTE Corporation                                  7.9                 ---                 ---
   Tax benefit from exercise of stock options                                  .6                  .3                 4.6
                                                                ------------------------------------------------------------
   Balance at end of year                                                    71.8                63.3                63.0
                                                                ------------------------------------------------------------

REINVESTED EARNINGS
   Balance at beginning of year                                             192.7                54.4                82.1
   Net income                                                               329.0               266.1               289.3
   Dividends declared                                                      (267.0)             (129.0)             (317.0)
   Other                                                                      ---                 1.2                 ---
                                                                ------------------------------------------------------------
   Balance at end of year                                                   254.7               192.7                54.4
                                                                ------------------------------------------------------------

REDEEMABLE PREFERRED STOCK
   Balance at beginning of year                                               ---                  .4                  .4
   Redemption of preferred stock                                              ---                 (.4)                ---
                                                                ------------------------------------------------------------
   Balance at end of year                                                     ---                 ---                  .4
                                                                ------------------------------------------------------------


TOTAL SHAREOWNER'S INVESTMENT                                            $  851.5            $  781.0            $  642.8
                                                                ============================================================

                       See Notes to Financial Statements.

                               Verizon South Inc.

                            STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                              (Dollars in Millions)

                                                                                          2001            2000            1999
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $  329.0        $  266.1        $  289.3
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                       255.2           319.9           298.1
     Extraordinary item, net of tax                                                         .3             ---             ---
     Equity loss from affiliate                                                            9.3              .3             ---
     Deferred income taxes, net                                                           52.2            55.5            48.5
     Employee retirement benefits                                                        (12.9)         (119.2)          (77.2)
     Provision for uncollectible accounts                                                 36.0            29.7            30.1
     Gain on sale of operating assets                                                      ---           (15.4)            ---
     Changes in current assets and liabilities:
       Accounts receivable                                                               (27.8)            9.5           (60.8)
       Material and supplies                                                               1.9            10.5            (4.0)
       Other assets                                                                      (16.5)           12.5           (40.6)
       Accounts payable and accrued liabilities                                           38.9            27.5            32.7
       Other current liabilities                                                        (176.9)          262.7             2.7
     Other items, net                                                                     10.8          (127.8)           97.2
                                                                            -----------------------------------------------------
Net cash provided by operating activities                                                499.5           731.8           616.0
                                                                            -----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                      (37.8)          (16.4)            ---
Proceeds from sale of short-term investments                                              30.0             ---             ---
Net change in note receivable from affiliate                                            (274.6)            ---             ---
Capital expenditures                                                                    (354.9)         (453.1)         (354.0)
Proceeds from sales of assets                                                              ---            20.0             ---
Investment in unconsolidated business                                                     (7.9)            ---             ---
Deposit received on potential sale of assets                                             190.7             ---             ---
Other, net                                                                                 ---             7.8              .6
                                                                            -----------------------------------------------------
Net cash used in investing activities                                                   (454.5)         (441.7)         (353.4)
                                                                            -----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                 290.6             ---             ---
Principal repayments of borrowings and capital lease obligations                          (2.5)           (8.4)           (4.1)
Preferred stock retired, including premiums paid on early retirement                       ---             (.4)            ---
Early extinguishment of debt                                                             (12.4)            ---             ---
Net change in note payable to affiliate                                                  (87.1)          (51.1)           31.4
Dividends paid                                                                          (267.0)         (218.0)         (289.3)
Capital contribution from parent                                                           7.9             ---             ---
                                                                            -----------------------------------------------------
Net cash used in financing activities                                                    (70.5)         (277.9)         (262.0)
                                                                            -----------------------------------------------------

NET CHANGE IN CASH                                                                       (25.5)           12.2              .6

CASH, BEGINNING OF YEAR                                                                   25.6            13.4            12.8
                                                                            -----------------------------------------------------

CASH, END OF YEAR                                                                     $     .1        $   25.6        $   13.4
                                                                            =====================================================

                       See Notes to Financial Statements.

                               Verizon South Inc.

                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

      Verizon South Inc. is a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). We presently serve a territory consisting of Local Access and Transport Areas (LATAs) located in located in Alabama, Kentucky, North Carolina, South Carolina and Virginia. We have one reportable segment which provides domestic wireline telecommunications services.

      We currently provide two basic types of telecommunications services:

..     Exchange telecommunication service is the transmission of
      telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..     Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

      The communications services we provide are subject to regulation by the state regulatory commissions of Alabama, Kentucky, North Carolina, South Carolina and Virginia with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access rates.

Basis of Presentation

      We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts and the recoverability of intangibles and other long-lived assets.

      Our investment in Verizon Ventures III Inc. (Ventures III), an affiliated company which provides new exchange access services through a separate subsidiary, is accounted for using the equity method of accounting. At December 31, 2001, our ownership interest in Ventures III was 1.11% (see Note 15).

      We have reclassified certain amounts from prior periods to conform with our current presentation.

Revenue Recognition

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

      We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, as required by the SEC. As a result of the adoption of SAB No. 101, we defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent direct costs associated with certain non-recurring fees, such as service activation and installation fees. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations.

                               Verizon South Inc.

      Our balance sheet includes deferred activation costs and deferred activation revenues as follows:

                                                                                  December 31
                                                                    ---------------------------------------
(Dollars in Millions)                                                              2001              2000
-----------------------------------------------------------------------------------------------------------
Deferred Activation Costs
   Current assets - other                                                        $ 31.2            $ 17.5
   Other assets                                                                    59.9              69.8

Deferred Activation Revenues
  Current liabilities - other                                                      31.2              17.5
  Deferred credits and other liabilities - other                                   59.9              69.8

Maintenance and Repairs

      We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expenses as these costs are incurred.

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

Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. (See "Recent Accounting Pronouncements - Impairment or Disposal of Long-Lived Assets" below.)

Plant and Depreciation

      We record plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:

      Average Lives (in years)
      --------------------------------------------------------------------------
      Buildings                                              30 - 35
      Central office equipment                                5 - 10
      Outside communications plant                           15 - 50
      Furniture, vehicles and other                           3 - 15

      When we replace or retire depreciable telephone plant, we deduct the carrying amount of such plant from the respective accounts and charge it to accumulated depreciation.

      We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

                               Verizon South Inc.

Computer Software Costs

      We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 7 years.

Income Taxes

      Verizon Communications and its domestic subsidiaries, including us, file a consolidated federal income tax return.

      Current and deferred tax expense is determined by applying the provisions of SFAS No. 109, "Accounting for Income Taxes," to each subsidiary as if it were a separate taxpayer.

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

Stock-Based Compensation

      We participate in stock-based employee compensation plans sponsored by Verizon Communications. Verizon Communications accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

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

Directory Publishing Revenues

      Consistent with industry practice, in 2000, we changed our method of recognizing directory publishing revenues. Verizon Information Services Inc. (Directories), a wholly owned subsidiary of GTE, publishes telephone directories for which it receives advertising revenue. Under our previous method of revenue recognition, approximately 60% of the advertising revenue for directories published by Directories in our operating areas was recognized as revenue. The remaining 40% was recognized as revenue by Directories. Under the new method of revenue recognition, Directories now recognizes 100% of the directory publishing revenues. We, in turn, bill Directories for customer listing information and billing and collection services, which we recognize as revenue when services are rendered. As a result, our other services revenues and operating income for the year ended December 31, 2000 decreased $44.2 million and $38.2 million, respectively, compared to 1999. The change in methodology does not apply to directory publishing activity for Illinois, which will remain on the current method consistent with the regulatory requirements in this state.

                               Verizon South Inc.

Derivative Instruments

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We had no derivative instruments at December 31, 2001 and 2000.

Recent Accounting Pronouncements

      Business Combinations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

      Goodwill and Other Intangible Assets

      In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No.
142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

      We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

      Asset Retirement Obligations

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

      Impairment or Disposal of Long-Lived Assets

      In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

                               Verizon South Inc.

Comprehensive Income

      We had no comprehensive income components for the years ended December 31, 2001, 2000 and 1999. Therefore, comprehensive income is the same as net income for all three years.

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

      The following table summarizes the one-time charges incurred for the merger:

                                                                                            (Dollars in Millions)
  Years Ended December 31,                                                                  2001             2000
-------------------------------------------------------------------------------------------------------------------
  Direct incremental costs                                                                $  ---           $ 16.1
  Employee severance costs                                                                   ---             25.7
  Transition costs                                                                          21.6              4.1
                                                                                -----------------------------------
  Total Merger-Related Costs                                                              $ 21.6           $ 45.9
                                                                                ===================================

      The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs and other charges and special items described below:

                                                                                                           (Dollars in Millions)
                                                                                 2000                                       2001
----------------------------------------------------------------------------------------------------------------------------------
                                Charged to                        Asset                                      Asset
                                Expense or                   Write-offs        End of                   Write-offs        End of
                                   Revenue      Payments      and Other          Year       Payments     and Other          Year
----------------------------------------------------------------------------------------------------------------------------------
Merger-Related
Direct incremental costs           $ 16.1         $(15.9)        $  ---         $  .2         $  (.2)        $ ---         $ ---
Employee severance costs             25.7           (7.9)            .6          18.4           (2.7)         (3.8)         11.9
Other Initiatives                    98.6            ---          (42.9)         55.7          (50.9)          ---           4.8
                               ----------------------------------------------------------------------------------------------------
                                   $140.4         $(23.8)        $(42.3)        $74.3         $(53.8)        $(3.8)        $16.7
                               ====================================================================================================

Merger-Related Charges

Direct Incremental Costs

      Direct incremental costs related to the Bell Atlantic-GTE merger of $16.1 million (all of which was allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. All of the Bell Atlantic-GTE merger direct incremental costs had been paid as of December 31, 2001.

Employee Severance Costs

      Employee severance costs related to the Bell Atlantic-GTE merger of $25.7 million (all of which was allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans, as well as an accrual for ongoing SFAS No. 112 obligations for former GTE employees. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 is $10.1 million.

Transition Costs

      In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate

                               Verizon South Inc.

systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $21.6 million in 2001 (including $7.4 million allocated from Verizon Services) and $4.1 million in 2000 (including $2.3 million allocated from Verizon Services).

Other Initiatives

      During 2000, we also recorded $55.7 million pre-tax in relation to the merger. This item relates to a state regulatory matter. We recorded a reduction to operating revenue of $40.5 million and a charge to interest expense of $15.2 million.

Accounting Conformity Adjustments

      Results of operations also included adjustments that were required to conform our accounting methods and presentation to that of Verizon Communications. These conforming adjustments are differences in capitalization policies. As a result of these adjustments, operating income increased $3.3 million in 2000 and $6.8 million in 1999.

3.    SALE OF NON-STRATEGIC ACCESS LINES

      During December 1999, we entered into an agreement to sell approximately 7,000 switched access lines located in Illinois to Citizens Utilities Company. This agreement consummated our previously announced 1998 plan to sell selected access lines located in Illinois. During November 2000, we completed the sale for cash proceeds of $20.0 million and recorded a pre-tax gain of $15.4 million ($9.6 million after tax). The associated net assets, which approximate $4.0 million at December 31, 1999 consisted of property, plant and equipment. We operated all of these assets until sold. Based on the decision to sell, however, we stopped recording depreciation expense for these assets. Accordingly, depreciation expense was lowered by $.7 million in 2000 and $.8 million in 1999. No charges were recorded for the access lines to be sold because their estimated fair values were in excess of their carrying values.

4.    NET ASSETS HELD FOR SALE

      During the third quarter of 2001, Verizon Communications agreed to sell all 675,000 of its access lines in Alabama and Missouri to CenturyTel Inc. (CenturyTel) for $2.2 billion. Verizon South owns and operates approximately 175,000 of these switched access lines, all of which are located in Alabama. The Alabama public service commission approved the sale in December 2001. The sale must also be approved by the Missouri public service commission, the FCC and the U.S. Department of Justice (DOJ). We expect to close the sale and transfer our operations to CenturyTel during the second quarter of 2002. Also in the third quarter of 2001, Verizon Communications agreed to sell approximately 600,000 access lines in Kentucky to ALLTEL Corporation (ALLTEL) for $1.9 billion. Verizon South owns and operates all of these access lines in Kentucky. The sale has been approved by the Kentucky public service commission, and remains subject to approval by the FCC and the DOJ. We expect to close the sale and transfer our operations to ALLTEL during the second quarter of 2002.

      The net assets pertaining to these access lines, principally plant, property and equipment of $703.8 million, are classified in our balance sheet as "Net assets held for sale" as of December 31, 2001. We intend to continue to operate all of these assets until sold. Given the decision to sell, no depreciation was recorded for these assets during the second half of 2001 in accordance with SFAS No. 121. Accordingly, depreciation expense was lowered by $53.7 million in 2001.

      These two access line agreements represent approximately 37% of the switched access lines that we had in service at the end of 2001, and contributed approximately 37% to 2001 operating revenues and approximately 46% to 2001 operating income.

                               Verizon South Inc.

5.    PLANT, PROPERTY AND EQUIPMENT

      The following table displays the details of plant, property and equipment, which is stated at cost:

                                                                                                December 31
                                                                                   -------------------------------------
(Dollars in Millions)                                                                            2001              2000
------------------------------------------------------------------------------------------------------------------------
Land                                                                                        $    14.3         $    18.9
Buildings                                                                                       168.0             253.3
Central office equipment                                                                      1,166.0           1,867.6
Outside communications plant                                                                  1,554.6           2,433.7
Furniture, vehicles and other work equipment                                                    149.1             213.5
Other                                                                                            74.6              88.5
Construction-in-progress                                                                         21.0              33.6
                                                                                   -------------------------------------
                                                                                              3,147.6           4,909.1
Accumulated depreciation                                                                     (1,883.1)         (3,064.0)
                                                                                   -------------------------------------
Total                                                                                       $ 1,264.5         $ 1,845.1
                                                                                   =====================================

      Based on the signing of definitive agreements in 2001, the net book value of the access lines and related equipment held for sale at December 31, 2001 has been reclassified to "Net assets held for sale" in the balance sheet at December 31, 2001 (see Note 4).

6.    LEASES

      We lease certain facilities and equipment for use in our operations under both capital and operating leases. There were no significant capital lease obligations in 2001, 2000 and 1999.

      Capital lease amounts included in plant, property and equipment are as follows:

                                                                                                December 31
                                                                                   ------------------------------------
(Dollars in Millions)                                                                            2001              2000
-----------------------------------------------------------------------------------------------------------------------
Capital leases                                                                                   $ .2              $ .4
Accumulated amortization                                                                          (.1)              (.1)
                                                                                   ------------------------------------
Total                                                                                            $ .1              $ .3
                                                                                   ====================================

      Total rent expense amounted to $29.5 million in 2001, $24.7 million in 2000 and $19.1 million in 1999. In 2001, $7.6 million represented rental payments to affiliated companies. There were no rental payments to affiliated companies in 2000 and 1999.

      This table displays the aggregate minimum rental commitments under noncancelable operating leases for the periods shown at December 31, 2001:

(Dollars in Millions)
Years
--------------------------------------------------------------------------------------------------------------------------
2002                                                                                                              $ 4.1
2003                                                                                                                3.8
2004                                                                                                                3.6
2005                                                                                                                3.3
2006                                                                                                                2.9
Thereafter                                                                                                          9.5
                                                                                                     ---------------------
Total minimum rental commitments                                                                                  $27.2
                                                                                                     =====================

                               Verizon South Inc.

7.   DEBT

Debt Maturing Within One Year

      Debt maturing within one year consists of the following at December 31:

(Dollars in Millions)                                                                                 2001         2000
------------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (GTE Funding)                                                            $   ---      $  87.1
Long-term debt maturing within one year                                                              152.4         14.8
                                                                                              --------------------------
Total debt maturing within one year                                                                $ 152.4      $ 101.9
                                                                                              ==========================

Weighted average interest rate for note payable outstanding at year-end                                ---         6.6%
                                                                                              ==========================

      We obtain short-term financing through advances from an affiliated company, GTE Funding Incorporated, (GTE Funding), which has an agreement with another affiliate, Verizon Network Funding Corporation, (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon Communications' network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

Long-Term Debt

      Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                                Interest
Description                                                         Rate      Maturity            2001           2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                               (Dollars in Millions)
Eight year debenture                                                7.25%         2002        $  150.0        $ 150.0
Nine year debenture                                                6.125          2007           225.0          225.0
Twelve year debenture                                                6.0          2008           125.0          125.0
Thirty year debenture                                                7.5          2026           250.0          250.0
Forty year debenture                                                 7.0          2041           300.0            ---
Twenty year first mortgage bond                                    10.54          2008             ---           12.4
Twenty year first mortgage bond                                     8.88          2009            16.5           18.8
                                                                                        -------------------------------
                                                                                               1,066.5          781.2
Unamortized premium and discount, net                                                              (.8)           8.0
Capital lease obligations - average rate 7.5%                                                      ---             .1
                                                                                        -------------------------------
Total long-term debt, including current maturities                                             1,065.7          789.3
Less maturing within one year                                                                    152.4           14.8
                                                                                        -------------------------------
Total long-term debt                                                                          $  913.3        $ 774.5
                                                                                        ===============================


      The aggregate principal amount of bonds and debentures that may be issued is subject to the restrictions and provisions of our indentures. None of the securities shown above were held in sinking or other special funds or pledged by us. Debt discounts and premiums on our outstanding long-term debt are amortized over the lives of the respective issues. A portion of our property is subject to the lien of our mortgage bond indenture securing funded debt.

      Our long-term debt outstanding at December 31, 2001 includes $16.5 million in refunding mortgage bonds that is callable. The call price is 103.27%.

      During 2001, we redeemed $12.4 million of 10.54% first mortgage bonds due on 11/30/08. We recorded an extraordinary loss of $.3 million (net of an income tax benefit of $.2 million) related to this redemption. We also issued $300 million of Series F Debentures which have an interest rate of 7.0% and mature on April 30, 2041. Proceeds from this sale were used to repay short-term borrowings and for general corporate purposes.

        Maturities of long-term debt outstanding at December 31, 2001, excluding capital lease obligations and unamortized discount and premium, are $152.4 million in 2002, $2.4 million in 2003, $2.4 million in 2004, $2.3 million in 2005, $2.3 million in 2006 and $904.7 million beginning in 2007 and thereafter.

                               Verizon South Inc.

8.    FINANCIAL INSTRUMENTS

Derivatives

      We did not have any derivatives as of December 31, 2001 and 2000, consequently, SFAS No. 133 did not have an impact on our results of operations or financial position.

Concentrations of Credit Risk

      Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $114.3 in 2001, $201.0 million in 2000 and $148.7 million in 1999.

      While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider this risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial position.

Fair Values of Financial Instruments

      The table below provides additional information about our material financial instruments at December 31:

 Financial Instrument                                     Valuation Method
 --------------------------------------------------------------------------------------------------------------------------
 Note payable to affiliate (GTE Funding) and short-term   Carrying amounts
   investments
 Debt (excluding capital leases)                          Future cash flows discounted at current rates

                                                                       2001                             2000
                                                         ------------------------------------------------------------------
                                                                Carrying                         Carrying
                                                                  Amount       Fair Value          Amount       Fair Value
---------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Millions)
 Debt and note payable to affiliate                             $1,065.7         $1,084.6          $876.3           $847.6

9.    REDEEMABLE PREFERRED STOCK

      In March 2000, we redeemed all 4,119 outstanding shares of preferred stock and paid call premiums of less than $.1 million pretax on the early redemption.

      Cumulative preferred stock, not subject to mandatory redemption, consisted of 4,119 authorized and outstanding shares of the 5.20%, $100 par value series, at December 31, 1999.

                               Verizon South Inc.

10.   STOCK INCENTIVE PLANS

      We participate in stock-based compensation plans sponsored by Verizon Communications. Verizon Communications applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Verizon Communications had elected to recognize compensation expense based on the fair value at the grant dates for 2000 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:

                                                   Years ended December 31
                                            ------------------------------------
(Dollars in Millions)                                  2001               2000
--------------------------------------------------------------------------------
Net income:
  As reported                                        $329.0             $266.1
  Pro forma                                           325.8              263.6

      We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                        2001              2000
--------------------------------------------------------------------------------
Dividend yield                                          2.7%              3.3%
Expected volatility                                    29.1%             27.5%
Risk-free interest rate                                 4.8%              6.2%
Expected lives (in years)                                 6                 6

      The weighted-average value of options granted during 2001 and 2000 was $15.24 and $13.09, respectively.

      The structure of Verizon Communications' stock incentive plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

11.   EMPLOYEE BENEFITS

      We participate in Verizon Communications' benefit plans. Verizon Communications maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis.

      The structure of Verizon Communications' benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

Pension and Other Postretirement Benefits

      Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon Communications may also periodically amend the benefits in the management plans.

Benefit Cost

                                                                                            Years ended December 31
                                                                                         -----------------------------
                                                                     Pension                  Healthcare and Life
                                                     -----------------------------------------------------------------
(Dollars in Millions)                                        2001      2000       1999      2001     2000      1999
----------------------------------------------------------------------------------------------------------------------
Net periodic benefit (income) cost                        $(41.0)    $(39.7)    $(33.7)    $26.9    $19.0     $27.2
                                                     -----------------------------------------------------------------
Termination benefits, curtailments and other, net            ---       (8.0)       8.0       ---      ---       ---
Settlement loss (gain)                                        .6      (52.0)     (43.7)      ---      (.1)      ---
                                                     -----------------------------------------------------------------
Subtotal                                                      .6      (60.0)     (35.7)      ---      (.1)      ---
                                                     -----------------------------------------------------------------
Total (income) cost                                       $(40.4)    $(99.7)    $(69.4)    $26.9    $18.9     $27.2
                                                     =================================================================

      We recorded pension settlement losses/(gains) of $.6 million in 2001, $(60.0) million in 2000 and $(43.7) million in 1999 as a result of pension plan distributions which surpassed the sum of service cost and interest cost in each year. In

                               Verizon South Inc.

1999, we also recorded special termination benefits of $8.0 million in connection with separation programs. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

      Amounts recognized on the balance sheets consist of:

                                                                                                     December 31
                                                                                        --------------------------
                                                                  Pension                 Healthcare and Life
(Dollars in Millions)                                           2001          2000           2001           2000
------------------------------------------------------------------------------------------------------------------
Prepaid pension asset                                         $389.6        $349.8        $   ---        $   ---
Employee benefit obligations                                    (1.0)         (1.1)        (183.1)        (136.0)

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

Assumptions

      The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                     Pension                  Healthcare and Life
                                                     -----------------------------------------------------------------
                                                             2001      2000       1999      2001     2000      1999
----------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                 7.25%     7.75%      8.00%     7.25%    7.75%     8.00%
Long-term rate of return on plan assets for the year         9.25      9.25       9.00      8.00     8.00      8.00
Rate of future increases in compensation at end of year      5.00      5.00       5.50       ---      ---       ---
Medical cost trend rate at end of year                                                     10.00     5.00      6.50
   Ultimate (year 2005)                                                                     5.00     5.00      5.50

Savings Plans and Employee Stock Ownership Plans

      Substantially all of our employees are eligible to participate in savings plans maintained by Verizon Communications. Verizon Communications maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former GTE Companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Verizon Communications' common stock. Verizon Communications recognizes leveraged ESOP cost based on the modified shares allocated method for this leveraged ESOP that held shares before December 31, 1989. We recognize savings plan cost based on our matching obligation attributed to our participating management employees. In addition to the ESOP, Verizon Communications also maintains a savings plan for non-management employees. We recorded total savings plan costs of $5.7 million in 2001, $5.6 million in 2000 and $3.6 million in 1999.

Employee Severance Costs

      During the fourth quarter of 2001, we recorded a charge of $3.5 million for severance and related benefits, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees.

                               Verizon South Inc.

12.   INCOME TAXES

      The components of income tax expense are presented in the following table:

                                                                         Years ended December 31
                                                                 -----------------------------------------
(Dollars in Millions)                                                    2001         2000         1999
----------------------------------------------------------------------------------------------------------
Current:
    Federal                                                           $ 141.9      $  98.1      $ 114.5
    State and local                                                      24.6         18.9         17.8
                                                                 -----------------------------------------
                                                                        166.5        117.0        132.3
                                                                 -----------------------------------------
Deferred:
    Federal                                                              42.1         48.0         42.7
    State and local                                                      10.7          8.7          7.8
                                                                 -----------------------------------------
                                                                         52.8         56.7         50.5
                                                                 -----------------------------------------
                                                                        219.3        173.7        182.8
Investment tax credits                                                    (.6)        (1.2)        (2.0)
                                                                 -----------------------------------------
Total income tax expense                                              $ 218.7      $ 172.5      $ 180.8
                                                                 =========================================


      The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                         Years ended December 31
                                                                 -----------------------------------------
                                                                         2001         2000         1999
----------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                        35.0%        35.0%        35.0%
Investment tax credits                                                    (.1)         (.3)         (.4)
State income taxes, net of federal tax benefits                           4.2          4.1          3.5
Equity investment                                                          .6          ---          ---
Other, net                                                                 .2           .5           .3
                                                                 -----------------------------------------
Effective income tax rate                                                39.9%        39.3%        38.4%
                                                                 =========================================

      Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                                                      December 31
                                                                              ----------------------------
(Dollars in Millions)                                                                 2001         2000
----------------------------------------------------------------------------------------------------------
Depreciation                                                                       $ 188.1      $ 152.4
Employee benefits                                                                     63.4         45.4
Allowance for uncollectible accounts                                                  (7.5)        (4.3)
Investment tax credits                                                                 (.1)         (.3)
Other, net                                                                            43.4         41.2
                                                                              ----------------------------
Net deferred tax liabilities                                                       $ 287.3      $ 234.4
                                                                              ============================

      Employee benefits include approximately $73.4 million deferred tax asset at December 31, 2001 and $69.9 million at December 31, 2000 related to postretirement benefit costs recognized under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                               Verizon South Inc.

13.   ADDITIONAL FINANCIAL INFORMATION

      The tables below provide additional financial information related to our financial statements:

                                                                                 December 31
                                                                         -----------------------------
(Dollars in Millions)                                                            2001          2000
------------------------------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
  Accounts payable                                                            $ 105.0       $ 107.5
  Accrued vacation pay                                                           20.5          18.9
  Accrued expenses                                                               44.9          45.6
  Accrued taxes                                                                  67.3          31.2
  Interest payable                                                               18.0          14.1
                                                                         -----------------------------
                                                                              $ 255.7       $ 217.3
                                                                         =============================

Other current liabilities
  Advanced billings and customer deposits                                     $  44.7       $  40.4
  Current deferred income taxes                                                  27.9          27.0
  Other                                                                         284.8         275.4
                                                                         -----------------------------
                                                                              $ 357.4       $ 342.8
                                                                         =============================

                                                                 Years ended December 31
                                                         -------------------------------------------
(Dollars in Millions)                                            2001          2000          1999
----------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
  Income taxes, net of amounts refunded                       $ 123.2       $  85.0       $ 180.4
  Interest, net of amounts capitalized                           69.1          82.9          71.0

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized            73.0          81.8          68.6
Capitalized interest                                              1.6           1.3            .9
Advertising expense                                               5.9          10.7           6.8

      Advertising expense includes $5.4 million in 2001, $10.6 million in 2000 and $6.6 million in 1999 allocated to us by various affiliates.

14.   COMMITMENTS AND CONTINGENCIES

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

                               Verizon South Inc.

15.   TRANSACTIONS WITH AFFILIATES

      Our financial statements include transactions with Verizon Services, (including Verizon Services Corp., Verizon Services Group, Verizon Corporate Services Group Inc. as previously described), Verizon Information Services Inc., Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), GTE Funding, GTE Corporation (GTE) and other affiliates.

      Transactions with affiliates are summarized as follows:

                                                                            Years ended December 31
                                                                    -----------------------------------------
(Dollars in Millions)                                                      2001          2000          1999
-------------------------------------------------------------------------------------------------------------
Operating revenues:
  Verizon Information Services Inc                                       $  1.1        $  3.7        $ 44.8
  Other revenue from affiliates                                            66.4          68.0           ---
                                                                    -----------------------------------------
                                                                           67.5          71.7          44.8
                                                                    -----------------------------------------

Operating expenses:
  GTE Communication Systems                                                15.1          24.3          35.3
  Verizon Information Services Inc.                                         4.2          10.6          21.6
  Verizon Data Services Inc.                                               61.2          42.1          35.3
  Verizon Services                                                        122.1         138.5         101.8
  Other                                                                      .2           ---           ---
                                                                    -----------------------------------------
                                                                          202.8         215.5         194.0
                                                                    -----------------------------------------
Other income/(expense):
  Interest income from GTE Funding                                          3.2           ---           ---
  Interest income from parent, GTE                                           .2            .4            .1
  Equity loss from Ventures III                                            (9.3)          (.3)          ---
                                                                    -----------------------------------------
                                                                           (5.9)           .1            .1
                                                                    -----------------------------------------
Interest expense:
  Interest expense to GTE Funding                                           3.1           7.3           8.2
  Interest expense to parent, GTE                                           ---            .3            .1
                                                                    -----------------------------------------
                                                                            3.1           7.6           8.3
                                                                    -----------------------------------------
Plant, property and equipment:
  Purchases from GTE Communication Systems                                 44.7          61.3          61.1
  Transfer of advanced data assets from Ventures III                        4.0           ---           ---
                                                                    -----------------------------------------
                                                                           48.7          61.3          61.1
                                                                    -----------------------------------------

Equity contributed to Ventures III                                          7.9           ---           ---

Capital contribution from parent in connection with
    asset reintegration                                                     7.9           ---           ---

Dividends to parent, GTE:
    Dividends declared                                                    267.0         129.0         317.0

      Outstanding balances with affiliates are reported on the balance sheets at December 31, 2001 and 2000 as Note Receivable from Affiliate, Accounts Receivable - Affiliates, Note Payable to Affiliate, and Accounts Payable and Accrued Liabilities - Affiliates.

      Verizon Services

      We have contractual arrangements with Verizon Services for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Verizon Communications' operating telephone subsidiaries. These services include marketing, sales, legal, accounting, finance, data processing, materials management, procurement, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Verizon Communications. Such services include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

                               Verizon South Inc.

      Verizon Information Services Inc.

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

      GTE Communication Systems

      GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair services to us. We record these purchases and services at cost, including a return realized by GTE Communication Systems.

      GTE Funding and GTE

      We recognize interest expense/income in connection with contractual arrangements with GTE Funding to provide short-term financing, investing and cash management services to us (see Note 7). In 2000 and 1999, we also obtained short-term financing through advances from GTE.

      Other Affiliates

      Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, including Verizon Advanced Data Inc., Verizon Select Services Inc. and Verizon Long Distance. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies. We also earn fees from an affiliate for usage of our directory listings.

       Investment in Verizon Ventures III Inc.

       In December, 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the FCC's approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As result of the transfers, we have an ownership interest in Ventures III, which we account for under the equity method of accounting.

       In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commissions for approval of the transfer of these assets back to us. During the fourth quarter of 2001, Ventures III transferred assets to us with an aggregate net book value of $4.0 million in the jurisdictions of Kentucky, Virginia and South Carolina. Ventures III transferred advanced data assets back to us in Alabama and North Carolina during the first quarter of 2002. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted certain cash compensation.

       In connection with this reintegration, we received a capital contribution from our parent of $7.9 million in December 2001. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the assets to us. We do not expect this reintegration to have a material effect on our results of operations or financial condition.

       We recorded equity losses associated with our investment in Ventures III of $9.3 million in 2001 and $.3 million in 2000. Our investment in Ventures III was $.2 million at December 31, 2001 and $2.1 million at December 31, 2000. Ownership interest in Ventures III was 1.11% at December 31, 2001 and 1.01% at December 31, 2000.

                               Verizon South Inc.

16.   SEGMENT INFORMATION

      We have one reportable segment, which provides domestic wireline telecommunications services. Specifically, we provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance and private lines. In addition, we provide customer premises equipment distribution, billing and collection and pay telephone services.

17.   QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                              Income (Loss)
                                                                     Before           Net
                                    Operating      Operating  Extraordinary        Income
Quarter Ended                        Revenues         Income           Item        (Loss)
-------------------------------------------------------------------------------------------
                                              (Dollars in Millions)
2001:
March 31                             $  415.1         $180.3         $ 99.3        $ 99.3
June 30                                 407.2          142.6           72.5          72.2
September 30                            400.9          172.9           92.4          92.4
December 31*                            389.9          131.1           65.1          65.1
                                -----------------------------------------------------------
Total                                $1,613.1         $626.9         $329.3        $329.0
                                ===========================================================

2000:
March 31                             $  411.4         $145.2         $ 76.6        $ 76.6
June 30**                               338.6           53.5            (.5)          (.5)
September 30                            422.4          150.7           87.1          87.1
December 31                             451.2          170.7          102.9         102.9
                                -----------------------------------------------------------
Total                                $1,623.6         $520.1         $266.1        $266.1
                                ===========================================================

* Results of operations for the fourth quarter of 2001 include a special charge for severance and related benefits in connection with the voluntary and involuntary separation of employees (see Note 11).

** Results of operations for the second quarter of 2000 include costs related to the Bell Atlantic - GTE merger (see Note 2).

18.   SUBSEQUENT EVENT

      On February 1, 2002, we declared and paid a dividend in the amount of $68.0 million to our parent, GTE.

                               Verizon South Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999
                              (Dollars in Millions)

                                                                Additions
                                                    ----------------------------------
                                        Balance at                         Charged to
                                      Beginning of        Charged to   Other Accounts       Deductions   Balance at End
Description                                 Period          Expenses          Note(a)         Note (b)        of Period
-------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 2001                                    $22.3            $ 36.0            $29.5            $58.7            $29.1

Year 2000                                    $18.6            $ 29.7            $36.9            $62.9            $22.3

Year 1999                                    $20.0            $ 30.1            $ 1.5            $33.0            $18.6


Merger-Related Costs:

Year 2001                                    $74.3            $  ---            $ 1.2            $58.8            $16.7

Year 2000                                    $ ---            $140.4            $ ---            $66.1            $74.3

(a) (1) Allowance for Uncollectible Accounts Receivable includes amounts previously written off which were credited directly to this account when recovered, (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed, and (3) accruals charged to employee benefit obligations for ongoing severance costs.

(b) Amounts written off as uncollectible, reallocated to other Verizon Communications' affiliates, utilized, paid or transferred to other accounts.

                               Verizon South Inc.

     Form 10-K for 2001
     File No. 2-36292
     Page 1 of 1

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

         4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

         12     Computation of Ratio of Earnings to Fixed Charges