Form 10-Q
period 2002-06-30
VERIZON SOUTH INC
filed 2002-08-14
CIK 40878

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                               Verizon South Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                      Three Months Ended June 30,   Six Months Ended June 30,
                                                                   ------------------------------------------------------------
(Dollars in Millions) (Unaudited)                                           2002          2001           2002          2001
-------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $13.7, $21.3, $32.6 and $39.2 from affiliates)             $390.7        $407.2         $785.2        $822.3
                                                                   ------------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $55.5, $50.5, $103.2 and
    $87.8 to affiliates)                                                  180.8         187.7          339.6         347.1
Depreciation and amortization                                               49.6          76.9           99.4         152.3
                                                                   ------------------------------------------------------------
                                                                           230.4         264.6          439.0         499.4
                                                                   ------------------------------------------------------------

OPERATING INCOME                                                           160.3         142.6          346.2         322.9

OTHER INCOME AND (EXPENSE), NET
    (including $1.3, $(1.4), $2.7, and $(2.4) from affiliates)               1.5          (1.4)           2.9          (2.4)

INTEREST EXPENSE
    (including $.2, $1.5, $.3 and $2.7 to affiliates)                       19.6          19.8           39.1          34.5
                                                                   ------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
    EXTRAORDINARY ITEM                                                   142.2         121.4          310.0         286.0

PROVISION FOR INCOME TAXES                                                  55.9          48.9          121.9         114.2
                                                                   ------------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                            86.3          72.5          188.1         171.8

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                      --           (.3)            --           (.3)
                                                                   ------------------------------------------------------------

NET INCOME                                                                $ 86.3        $ 72.2         $188.1        $171.5
                                                                   ============================================================

                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Millions)                                                                      June 30, 2002     December 31, 2001
--------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)
CURRENT ASSETS
Cash                                                                                            $     .1              $     .1
Short-term investments                                                                              13.2                  37.8
Note receivable from affiliate                                                                     254.0                 274.6
Accounts receivable:
    Trade and other, net of allowances for uncollectibles of $41.3 and $29.1                       210.1                 247.2
    Affiliates                                                                                      63.3                  22.5
Material and supplies                                                                               11.2                   9.7
Prepaid expenses                                                                                    25.2                  18.7
Net assets held for sale                                                                           752.6                 703.8
Other                                                                                               31.2                  32.1
                                                                                    --------------------------------------------
                                                                                                 1,360.9               1,346.5
                                                                                    --------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                    3,203.9               3,147.6
Less accumulated depreciation                                                                    1,936.5               1,883.1
                                                                                    --------------------------------------------
                                                                                                 1,267.4               1,264.5
                                                                                    --------------------------------------------

PREPAID PENSION ASSET                                                                              408.1                 389.6
                                                                                    --------------------------------------------

OTHER ASSETS                                                                                        56.1                  56.4
                                                                                    --------------------------------------------

TOTAL ASSETS                                                                                    $3,092.5              $3,057.0
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

                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Millions, Except Per Share Amount)                                             June 30, 2002     December 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year                                                                   $  166.5              $  152.4
Accounts payable and accrued liabilities:
    Affiliates                                                                                      96.1                  61.5
    Other                                                                                          111.8                 194.2
Other liabilities                                                                                  356.5                 357.4
                                                                                    ---------------------------------------------
                                                                                                   730.9                 765.5
                                                                                    ---------------------------------------------

LONG-TERM DEBT                                                                                     899.5                 913.3
                                                                                    ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                       200.2                 202.0
                                                                                    ---------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                              296.4                 259.4
Unamortized investment tax credits                                                                    .1                    .2
Other                                                                                               63.6                  65.1
                                                                                    ---------------------------------------------
                                                                                                   360.1                 324.7
                                                                                    ---------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - $25 par value per share                                                            525.0                 525.0
  Authorized shares:   25,000,000
  Outstanding shares:  21,000,000
Contributed capital                                                                                 74.0                  71.8
Reinvested earnings                                                                                302.8                 254.7
                                                                                    ---------------------------------------------
                                                                                                   901.8                 851.5
                                                                                    ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                   $3,092.5              $3,057.0
                                                                                    =============================================

                  See Notes to Condensed Financial Statements.

                               Verizon South Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Six Months Ended June 30,
                                                                                    ---------------------------------------------
(Dollars in Millions) (Unaudited)                                                                  2002                   2001
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       $ 231.0                $ 135.0
                                                                                    --------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                               24.6                   13.1
Capital expenditures                                                                             (143.4)                (201.4)
Change in note receivable from affiliate                                                           20.6                  (27.7)
Investment in unconsolidated business                                                              (2.1)                    --
Other, net                                                                                          7.2                    5.7
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                             (93.1)                (210.3)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                             --                  290.6
Principal repayments of borrowings and capital lease obligations                                     --                  (12.4)
Change in note payable to affiliate                                                                  --                  (87.1)
Dividends paid                                                                                   (140.0)                (133.0)
Capital contribution from parent                                                                    2.1                     --
                                                                                    ---------------------------------------------
Net cash (used in)/provided by financing activities                                              (137.9)                  58.1
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                                   --                  (17.2)

CASH, BEGINNING OF PERIOD                                                                            .1                   25.6
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                             $    .1                $   8.4
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

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                               Verizon South Inc.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002, we declared and paid a dividend from Reinvested Earnings in the amount of $41.5 million to GTE.

5.    Debt

      During the first half of 2001, we redeemed $12.4 million of 10.54% twenty year first mortgage bonds due in 2008. As a result of this early extinguishment of debt, we recorded an extraordinary charge that reduced net income by $.3 million (net of an income tax benefit of $.2 million).

6.    Shareowner's Investment

                                                                                Common         Contributed          Reinvested
(Dollars in Millions)                                                            Stock             Capital            Earnings
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                    $525.0               $71.8             $ 254.7
Net income                                                                                                               188.1
Dividends declared to GTE                                                                                               (140.0)
Capital contribution from GTE                                                                          2.1
Other                                                                                                   .1
                                                                      ----------------------------------------------------------
Balance at June 30, 2002                                                        $525.0               $74.0             $ 302.8
                                                                      ==========================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

                               Verizon South Inc.

8.    Investment in Verizon Ventures III Inc.

      In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commissions for approval of the transfer of these assets back to us. During the fourth quarter of 2001, Ventures III transferred assets to us, after required state regulatory approvals were obtained, in the jurisdictions of Kentucky, Virginia and South Carolina. Ventures III transferred advanced data assets back to us, after required state regulatory approvals were obtained, with an aggregate net book value of $2.4 million in Alabama and North Carolina on January 1, 2002. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted cash compensation.

      In connection with this reintegration, we received a capital contribution from our parent of $2.1 million in the first quarter of 2002. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

9.    Employee Severance and Other Items

      In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $25.7 million. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. As of June 30, 2002, the severances in connection with the Bell Atlantic-GTE merger are complete.

      During the fourth quarter of 2001, we recorded a charge of $3.5 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $3.0 million in accordance with SFAS No. 112 associated with employee severance. As of June 30, 2002, a total of approximately 60 employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $3.1 million, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      In addition, during the second quarter of 2002, we recorded an impairment charge of $7.6 million driven by our financial statement exposure of WorldCom Inc.

10.   Subsequent Events - Sales of Telephone Operations in Alabama and Kentucky

      On July 1, 2002, Verizon South Inc. and Contel of the South, Inc. (both wholly owned indirect subsidiaries of Verizon Communications Inc.) completed the sale of their telephone access lines (approximately 300,000 lines) and related local exchange operations in Alabama to CenturyTel of Alabama, L.L.C. for approximately $1.0 billion in cash, pursuant to an agreement entered into in the fourth quarter of 2001. Verizon South Inc. owned and operated approximately 170,000 of these access lines and received cash proceeds from the sale of approximately $572 million. Verizon South Inc. expects to record a gain as a result of the sale of its Alabama operations.

      On July 31, 2002, Verizon South Inc. completed the sale of its telephone access lines (approximately 600,000 lines) and related local exchange operations in Kentucky to Kentucky ALLTEL, Inc. for approximately $1.9 billion in cash, pursuant to an agreement entered into in the fourth quarter of 2001. Verizon South Inc. expects to record a gain as a result of the sale of its Kentucky operations.

      The net assets pertaining to the Alabama and Kentucky operations, principally plant, property and equipment of $752.6 million at June 30, 2002 and $703.8 million at December 31, 2001, are classified in our balance sheets as "Net assets held for sale." Given the decision to sell, no depreciation was recorded for these assets during the second half of 2001 and the first half of 2002, in accordance with Statements of Financial Accounting Standards Nos. 121 and 144. Accordingly, depreciation expense was lower by $26.8 million in the three months ended June 30, 2002 and $53.6 million in the six months ended June 30, 2002.

                               Verizon South Inc.

      The Alabama and Kentucky operations represent approximately 37% of the access lines that we had in service at June 30, 2002, and contributed approximately 37% to operating revenues for both the six months ended June 30, 2002 and the year ended December 31, 2001.

11.   Subsequent Event - Early Extinguishment of Debt

      On August 1, 2002, we recorded an extraordinary charge associated with the early extinguishment of $16.5 million of 8.88% twenty year first mortgage bonds due on November 30, 2009, which reduced net income by $.4 million (net of an income tax benefit of $.2 million).

                               Verizon South Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

         This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

         We reported net income of $188.1 million for the six month period ended June 30, 2002, compared to net income of $171.5 million for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

         During the second quarter of 2002, we recorded a charge of $3.0 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," associated with employee severance.

         In addition, during the second quarter of 2002, we recorded an impairment charge of $7.6 million driven by our financial statement exposure of WorldCom Inc.

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


OPERATING REVENUES
------------------
(Dollars in Millions)

                                                           Six Months Ended June 30,
                                               -----------------------------------------
                                                            2002                 2001
----------------------------------------------------------------------------------------
Local services                                            $385.9               $450.4
Network access services                                    332.0                293.6
Long distance services                                      12.7                 15.7
Other services                                              54.6                 62.6
                                               -----------------------------------------
Total                                                     $785.2               $822.3
                                               =========================================

         We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                               Verizon South Inc.

LOCAL SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(64.5)      (14.3)%
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

      Local service revenues were affected by the settlement of a state regulatory matter in the state of Virginia. This settlement resulted in refunds to customers from both local service revenues and network access revenues in the first quarter of 2001. The effect of these refunds was entirely offset by the reversal of an accrual in 2001 which was recorded in local service revenues. Price reductions and the effects of the economic slowdown and competition, as reflected by a decline in our switched access lines in service of 1.2% from June 30, 2001, also contributed to the decrease in local service revenues. Technology substitution, as indicated by lower demand for residential access lines, and lower billings to CLECs for interconnection of their network with our network, further contributed to the decrease in local service revenues.

NETWORK ACCESS SERVICES

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                          $38.4         13.1%
--------------------------------------------------------------------------------

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

      The increase in network access service revenue in the first six months of 2002 was primarily due to the effect of the settlement of a regulatory matter in the state of Virginia in the first quarter of 2001. This settlement resulted in refunds to customers which was entirely offset by the reversal of an accrual recorded in local service revenues in 2001, as described above. In addition, higher customer demand for special access services, particularly for high-capacity, high-speed digital services, and the reintegration of Ventures III also contributed to the revenue increase, but to a lesser extent.

      These increases were partially offset by the effect of mandated price reductions on interstate and intrastate access services and other regulatory decisions. In addition, growth in switched access service revenue declined in the first half of 2002 due to the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs.

LONG DISTANCE SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(3.0)       (19.1)%
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

      Long distance service revenues declined in the first six months of 2002 primarily due to the effects of competition, technology substitution and the slowing economy. Mandated price reductions on some long distance services also contributed to the decline in long distance revenues, but to a lesser extent.

                               Verizon South Inc.

OTHER SERVICES


      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(8.0)      (12.8)%
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

      Other service revenues decreased in the first six months of 2002 primarily due to lower revenue from CPE sales. This decrease was partially offset by an increase in sales and services to affiliates.


OPERATING EXPENSES
------------------
(Dollars in Millions)


OPERATIONS AND SUPPORT

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                           $(7.5)       (2.2)%
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

      The decrease in operations and support expenses was primarily attributable to effective cost control measures, as well as the effect of declining workforce levels. These decreases were substantially offset by higher centralized services expenses allocated to us by Verizon Services, as well as an increase in the provision for uncollectible accounts receivable. The reintegration of Ventures III and employee severance costs recorded in the second quarter of 2002 further offset the decline in operations and support expenses for the six months ended June 30, 2002.


DEPRECIATION AND AMORTIZATION

      2002 - 2001                                              (Decrease)
--------------------------------------------------------------------------------
      Six Months                                          $(52.9)      (34.7)%
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

      Depreciation and amortization expense decreased in the first six months of 2002 primarily due to our decision to dispose of certain properties and, as a consequence, we no longer depreciate these assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." (See Note 10 to the Condensed Financial Statements.)

                               Verizon South Inc.

OTHER RESULTS
-------------
(Dollars in Millions)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                            $5.3       220.8%
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Ventures III in the fourth quarter of 2001 and the first quarter of 2002, we no longer recognize equity income (losses) from this investment.

      The increase in other income and (expense), net, was primarily attributable to an increase in interest income on a note receivable with an affiliate and the effect of equity losses recognized in 2001 from our investment in Ventures III.


INTEREST EXPENSE

      2002 - 2001                                               Increase
--------------------------------------------------------------------------------
      Six Months                                            $4.6        13.3%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense increased in the first six months of 2002, over the same period in 2001, primarily due to the effect of refinancing short-term debt from an affiliate with long-term debt at a higher interest rate and, to a lesser extent, lower capitalized interest costs resulting from lower levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      39.3%
--------------------------------------------------------------------------------
      2001                                                      39.9%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits and by a decrease in non-recurring income tax expense.

EXTRAORDINARY ITEM

      During the first half of 2001, we redeemed $12.4 million of long-term debt prior to stated maturity and recorded an after-tax extraordinary charge of $.3 million (net of tax benefits of $.2 million).

      See Note 5 to the Condensed Financial Statements.

                               Verizon South Inc.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

Subsequent Events - Sales of Telephone Operations in Alabama and Kentucky

      On July 1, 2002, Verizon South Inc. and Contel of the South, Inc. (both wholly owned indirect subsidiaries of Verizon Communications Inc.) completed the sale of their telephone access lines (approximately 300,000 lines) and related local exchange operations in Alabama to CenturyTel of Alabama, L.L.C. for approximately $1.0 billion in cash, pursuant to an agreement entered into in the fourth quarter of 2001. Verizon South Inc. owned and operated approximately 170,000 of these access lines and received cash proceeds from the sale of approximately $572 million. Verizon South Inc. expects to record a gain as a result of the sale of its Alabama operations.

                               Verizon South Inc.

      On July 31, 2002, Verizon South Inc. completed the sale of its telephone access lines (approximately 600,000 lines) and related local exchange operations in Kentucky to Kentucky ALLTEL, Inc. for approximately $1.9 billion in cash, pursuant to an agreement entered into in the fourth quarter of 2001. Verizon South Inc. expects to record a gain as a result of the sale of its Kentucky operations.

      The Alabama and Kentucky operations represent approximately 37% of the access lines that we had in service at June 30, 2002, and contributed approximately 37% to operating revenues for both the six months ended June 30, 2002 and the year ended December 31, 2001.

Subsequent Event - Early Extinguishment of Debt

      On August 1, 2002, we recorded an extraordinary charge associated with the early extinguishment of $16.5 million in First Mortgage Bonds due November 30, 2009, which reduced net income by $.4 million (net of an income tax benefit of $.2 million).

                               Verizon South Inc.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There were no proceedings reportable under this Item.

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits:

                Exhibit
                Number
                ------
                 3.1 Amended and Restated Articles of Incorporation of Verizon South Inc.

                 3.2  Amended and Restated Bylaws of Verizon South Inc.

                 12   Computation of Ratio of Earnings to Fixed Charges.

            (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                               Verizon South Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Verizon South Inc.




Date:  August 14, 2002                 By  /s/ Edwin F. Hall
                                           --------------------------------
                                               Edwin F. Hall
                                               Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX

          Exhibit
          Number
          ------
             3.1  Amended and Restated Articles of Incorporation of Verizon
                  South Inc.

             3.2  Amended and Restated Bylaws of Verizon South Inc.

              12  Computation of Ratio of Earnings to Fixed Charges.