Form 10-Q
period 2002-09-30
VERIZON SOUTH INC
filed 2002-11-13
CIK 40878

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 2-36292

VERIZON SOUTH INC.

A Virginia Corporation	I.R.S. Employer Identification No. 56-0656680

1095 Avenue of the Americas, Room 3868, New York, New York 10036

Telephone Number (212) 395-2121

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒         No ☐

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

VERIZON SOUTH INC.

CONDENSED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001	2002	2001
OPERATING REVENUES (including $13.9, $16.6, $46.5 and $55.8 from affiliates)	$318.9	$400.9	$1,104.1	$1,223.2

Operations and support expense (exclusive of items shown below) (including $46.0, $53.2, $157.3 and $141.0 to affiliates)	198.3	175.6	537.9	522.7
Depreciation and amortization	51.1	52.4	150.5	204.7
Gain on sales of assets	(1,665.6)	—	(1,665.6)	—

	(1,416.2)	228.0	(977.2)	727.4

OPERATING INCOME	1,735.1	172.9	2,081.3	495.8
OTHER INCOME AND (EXPENSE), NET (including $9.2, $(.4), $11.9, and $(2.8) from affiliates)	9.4	(.3)	12.3	(2.7)
INTEREST EXPENSE (including $.2, $.2, $.5 and $2.9 to affiliate)	17.2	19.6	56.3	54.1

INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY ITEM	1,727.3	153.0	2,037.3	439.0
PROVISION FOR INCOME TAXES	669.1	60.6	791.0	174.8

INCOME BEFORE EXTRAORDINARY ITEM	1,058.2	92.4	1,246.3	264.2
EXTRAORDINARY ITEM Early extinguishment of debt, net of tax	(.4)	—	(.4)	(.3)

NET INCOME	$1,057.8	$92.4	$1,245.9	$263.9

See Notes to Condensed Financial Statements.

VERIZON SOUTH INC.

CONDENSED BALANCE SHEETS

(Dollars in Millions)	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$—	$.1
Short-term investments	.8	37.8
Note receivable from affiliate	855.0	274.6
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $40.6 and $29.1	140.9	247.2
Affiliates	53.4	22.5
Material and supplies	7.0	9.7
Prepaid expenses	1.4	18.7
Net assets held for sale	—	703.8
Other	22.8	32.1

	1,081.3	1,346.5

PLANT, PROPERTY AND EQUIPMENT	3,226.7	3,147.6
Less accumulated depreciation	1,966.6	1,883.1

	1,260.1	1,264.5

PREPAID PENSION ASSET	402.1	389.6

OTHER ASSETS	34.5	56.4

TOTAL ASSETS	$2,778.0	$3,057.0

See Notes to Condensed Financial Statements.

VERIZON SOUTH INC.

CONDENSED BALANCE SHEETS

(Dollars in Millions, Except Per Share Amount)	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREOWNER’S INVESTMENT
CURRENT LIABILITIES
Debt maturing within one year
Note payable to affiliate	$.4	$—
Other	—	152.4
Accounts payable and accrued liabilities:
Affiliates	79.1	61.5
Other	809.7	194.2
Other liabilities	119.8	357.4

	1,009.0	765.5

LONG-TERM DEBT	899.6	913.3

EMPLOYEE BENEFIT OBLIGATIONS	200.6	202.0

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	220.4	259.4
Unamortized investment tax credits	—	.2
Other	78.8	65.1

	299.2	324.7

SHAREOWNER’S INVESTMENT
Common stock (one share, without par value, at September 30, 2002;	525.0	525.0
$25 par value, authorized 25,000,000 shares, outstanding 21,000,000 shares at December 31, 2001)
Contributed capital	—	71.8
(Accumulated deficit)/Reinvested earnings	(155.4)	254.7

	369.6	851.5

TOTAL LIABILITIES AND SHAREOWNER’S INVESTMENT	$2,778.0	$3,057.0

See Notes to Condensed Financial Statements.

VERIZON SOUTH INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Dollars in Millions) (Unaudited)	2002	2001
NET CASH PROVIDED BY OPERATING ACTIVITIES	$345.9	$311.0

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments	37.0	22.3
Capital expenditures	(196.5)	(274.6)
Change in note receivable from affiliate	(580.4)	(73.8)
Investment in unconsolidated business	(2.1)	—
Proceeds from sale of business assets	2,282.7	—
Other, net	7.3	(.2)

Net cash (used in)/provided by investing activities	1,548.0	(326.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	290.6
Early extinguishment of debt	(16.5)	—
Principal repayments of borrowings and capital lease obligations	(149.6)	(12.4)
Change in note payable to affiliate	—	(87.1)
Dividends paid	(1,656.0)	(201.0)
Capital contribution from parent	2.1	—
Return of capital to parent	(74.0)	—

Net cash used in financing activities	(1,894.0)	(9.9)

NET CHANGE IN CASH	(.1)	(25.2)
CASH, BEGINNING OF PERIOD	.1	25.6

CASH, END OF PERIOD	$—	$.4

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

We have reclassified certain amounts from prior year’s data to conform to the 2002 presentation.

2.    Sales of Telephone Operations in Alabama and Kentucky

In October 2001, we agreed to sell all 170,000 of our switched access lines in Alabama to CenturyTel Inc. and all 600,000 of our switched access lines in Kentucky to ALLTEL Corporation. During the third quarter of 2002, we completed the sales of these access lines for $2,282.7 million in cash proceeds (excluding $190.7 million which was received in 2001). We recorded a pre-tax gain of $1,665.6 million ($1,018.8 million after-tax) related to these sales.

The net assets pertaining to the Alabama and Kentucky operations, principally plant, property and equipment, were classified in our balance sheet at December 31, 2001 as “Net assets held for sale.” Given the decision to sell, no depreciation was recorded for these assets during the period July 1, 2001 through the dates of the sales, in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Depreciation expense on these assets would have been $60.9 million for the nine months ended September 30, 2002.

The Alabama and Kentucky operations represented approximately 37% of the access lines that we had in service at June 30, 2002, and contributed approximately 37% to operating revenues for both the six months ended June 30, 2002 and the year ended December 31, 2001.

3.    Adoption of New Accounting Standards

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit’s goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144. The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or other intangible assets at December 31, 2001 and 2000.

Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

VERIZON SOUTH INC.

4.    Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB No. 30 are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

5.    Dividend

On November 1, 2002, we declared and paid a dividend in the amount of $51.5 million to GTE.

6.    Debt

During August 2002, we recorded an extraordinary charge associated with the early extinguishment of $16.5 million of 8.88% twenty year first mortgage bonds due on November 30, 2009, which reduced net income by $.4 million (net of income tax benefits of $.2 million).

During the first nine months of 2001, we redeemed $12.4 million of 10.54% twenty year first mortgage bonds due in 2008. As a result of this early extinguishment of debt, we recorded an extraordinary charge that reduced net income by $.3 million (net of income tax benefits of $.2 million).

7.    Shareowner’s Investment

	Common Stock	Contributed Capital	Reinvested Earnings/ (Accumulated Deficit)
	(Dollars in Millions)
Balance at December 31, 2001	$525.0	$71.8	$254.7
Net income			1,245.9
Dividends declared to GTE			(1,656.0)
Capital contribution from GTE		2.1
Return of capital to GTE		(74.0)
Other		.1

Balance at September 30, 2002	$525.0	$—	$(155.4)

VERIZON SOUTH INC.

Net income and comprehensive income were the same for the nine months ended September 30, 2002 and 2001.

In connection with the distribution of proceeds from the sale of access lines, we declared and paid a special dividend to GTE of $1,474.5 million and a return of capital of $74.0 million (see Note 2).

On August 12, 2002, pursuant to an amendment to our Restated Articles of Incorporation, we exchanged all of our issued and outstanding shares of Common Stock, $25 par value, for one share of Common Stock, without par value.

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

Regulatory conditions to the Bell Atlantic – GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

9.    Investment in Verizon Ventures III Inc.

In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission’s (FCC) approval of the Bell Atlantic – GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

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

10.    Employee Severance and Other

In connection with the Bell Atlantic – GTE merger on June 30, 2000, we incurred charges associated with employee severance of $25.7 million. These costs, as recorded under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits,” represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans, as well as an accrual of ongoing SFAS No. 112 obligations for GTE employees. The severances in connection with the Bell Atlantic – GTE merger are complete.

During the fourth quarter of 2001, we recorded a charge of $3.5 million for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $3.0 million in accordance with SFAS No. 112 associated with employee severance. As of September 30, 2002, a total of approximately 80

VERIZON SOUTH INC.

management and associate employees have been separated under the 2001 and 2002 severance programs. The remaining severance liability relating to these programs is $4.2 million, which includes future payments to employees separated as of September 30, 2002. We expect to complete the severance programs within a year of when the respective charges were recorded. During the nine months ended September 30, 2002, we recorded a pension settlement loss of $18.4 million in connection with previously announced employee separations. SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached. Employee benefit costs are recorded in Operations and Support Expense in our Statement of Income.

In addition, during the second quarter of 2002, we recorded an impairment charge of $7.6 million driven by our financial statement exposure to WorldCom Inc.

VERIZON SOUTH INC.

Item 2.    Management’s Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS

We reported net income of $1,245.9 million for the nine month period ended September 30, 2002, compared to net income of $263.9 million for the same period in 2001. Our reported results included the following special items:

Sale of Telephone Operations in Alabama and Kentucky

In October 2001, we agreed to sell all 170,000 of our switched access lines in Alabama to CenturyTel Inc. and all 600,000 of our switched access lines in Kentucky to ALLTEL Corporation. During the third quarter of 2002, we completed the sales of these access lines for $2,282.7 million in cash proceeds (excluding $190.7 million which was received in 2001). We recorded a pre-tax gain of $1,665.6 million ($1,018.8 million after-tax) related to these sales. (See Note 2 to the Condensed Financial Statements.)

Alabama and Kentucky contributed operating revenues and operating expenses to Verizon South of approximately $366.5 million and $146.3 million, respectively, for the nine months ended September 30, 2002 and approximately $448.4 million and $202.3 million, respectively, for the nine months ended September 30, 2001. As a result of these transactions, past operating results are no longer indicative of future operating results.

Employee Severance

During the second quarter of 2002, we recorded a charge of $3.0 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 112, “Employers’ Accounting for Postemployment Benefits,” associated with employee severance.

During the nine months ended September 30, 2002, we recorded a pension settlement loss of $18.4 million in connection with previously announced employee separations. SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits” requires that settlement gains and losses be recorded once prescribed payment thresholds have been reached.

WorldCom Inc.

During the second quarter of 2002, we recorded an impairment charge of $7.6 million driven by our financial statement exposure to WorldCom Inc. (WorldCom).

WorldCom, including its affiliates, purchases dedicated local exchange capacity from us to support its private networks and we also charge WorldCom for access to our local network. In addition, we sell local wholesale interconnection services and provide billing and collection services to WorldCom. We purchase long distance and related services from WorldCom. On July 21, 2002, WorldCom filed for Chapter 11 bankruptcy protection.

During the third quarter of 2002, we recorded revenues earned from the provision of primarily network access services to WorldCom of $14.6 million. If WorldCom terminates contracts with us for the provision of services, our operating revenues would be lower in future periods. Lower revenues as a result of canceling contracts for the provision of services could be partially offset, in some cases, by the migration of customers on the terminated facilities to us or other carriers who purchase capacity and/or interconnection services from us.

At September 30, 2002, accounts receivable from WorldCom, net of a provision for uncollectibles, was $4.5 million. We continue to closely monitor our collections on WorldCom account balances. WorldCom is current with respect to its post-bankruptcy obligations. We believe that we are adequately reserved for the potential risk of non-payment of pre-bankruptcy receivables from WorldCom.

VERIZON SOUTH INC.

OPERATING REVENUES
(Dollars in Millions)

	Nine Months Ended September 30,
	2002	2001
Local services	$553.9	$647.5
Network access services	457.2	457.8
Long distance services	16.1	24.3
Other services	76.9	93.6

Total	$1,104.1	$1,223.2

We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

LOCAL SERVICES

2002—2001	(Decrease)
Nine Months	$(93.6)	(14.5)%

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

Local service revenues were affected by the settlement of a state regulatory matter in the state of Virginia. This settlement resulted in refunds to customers from both local service revenues and network access revenues in the first quarter of 2001. The effect of these refunds was entirely offset by the reversal of an accrual in 2001, which was recorded in local service revenues. Local service revenues were also affected by the sale of access lines in Alabama and Kentucky in the third quarter of 2002. For additional information on the sale of access lines, see “Results of Operations – Sales of Telephone Operations in Alabama and Kentucky.”

NETWORK ACCESS SERVICES

2002—2001	(Decrease)
Nine Months	$(.6)	(.1)%

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

The decrease in network access revenues in the first nine months of 2002 was mainly attributable to the impact of the aforementioned sale of access lines in the third quarter of 2002. Network access revenues were also lower due to mandated price reductions on interstate and intrastate access services and other regulatory decisions. Lower demand for switched access services due, in part, to the weakened economy and technology substitution further decreased network access revenue.

These factors were substantially offset by the effect of the settlement of a regulatory matter in the state of Virginia in the first quarter of 2001. This settlement resulted in refunds to customers which was entirely offset by the reversal of an accrual recorded in local service revenues in 2001, as described above. In addition, higher revenues from special access services, as more customers in the business market demand high-capacity, high-speed digital services, further offset the reduction in network access revenue.

VERIZON SOUTH INC.

LONG DISTANCE SERVICES

2002—2001	(Decrease)
Nine Months	$(8.2)	(33.7)%

Long distance revenues are earned primarily from calls made to points outside a customer’s local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by state regulatory commissions except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS). We also earn revenue from private line and operator services associated with long distance calls.

Long distance service revenues declined in the first nine months of 2002 primarily due to the aforementioned sale of access lines in the third quarter of 2002. Lower demand and mandated prices reductions on some long distance services also affected long distance service revenue growth.

OTHER SERVICES

2002—2001	(Decrease)
Nine Months	$(16.7)	(17.8)%

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

Other service revenues decreased in the first nine months of 2002 primarily due to lower revenues from CPE sales. In addition, the aforementioned sale of access lines in the third quarter of 2002 further reduced other services revenue in the first nine months of 2002.

OPERATING EXPENSES
(Dollars in Millions)

OPERATIONS AND SUPPORT

2002—2001	Increase
Nine Months	$15.2	2.9%

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

The increase in operations and support expenses was mainly attributable to the effect of the aforementioned property sales. Employee costs also included higher benefit costs, partially offset by the effect of declining workforce levels. In addition, operations and support expenses included higher costs associated with uncollectible accounts receivable. As described earlier, in 2002, we recorded charges of $21.4 million associated with employee severance costs and severance-related activities and a charge of $7.6 million associated with uncollectible accounts receivable from WorldCom. Pension income (excluding settlement gains and losses) was $24.9 million and $24.4 million for the nine month periods ended September 30, 2002 and 2001, respectively.

These cost increases were partially offset by lower spending for materials and contracted services principally as a result of lower volumes of business and cost containment measures.

VERIZON SOUTH INC.

DEPRECIATION AND AMORTIZATION

2002—2001	(Decrease)
Nine Months	$(54.2)	(26.5)%

Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

Depreciation and amortization expense decreased in the first nine months of 2002 primarily due to our decision to dispose of certain properties and, as a consequence, no depreciation was recorded for these assets during the period July 1, 2001 through the dates of the sales, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, depreciation expense was lower by $53.6 million in the nine months ended September 30, 2002, as compared to the same period in 2001.

GAIN ON SALES OF ASSETS

2002—2001	(Decrease)
Nine Months	$(1,665.6)	100.0%

The gain on sales of assets from the sale of access lines in Alabama and Kentucky during the third quarter of 2002, resulted in decreased operating expenses. For further information, see “Results of Operations – Sale of Telephone Operations in Alabama and Kentucky.”

OTHER RESULTS
(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET

2002 – 2001	Increase
Nine Months	$15.0	555.6%

Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Verizon Ventures III Inc. (Ventures III) completed in the first quarter of 2002, we no longer recognize equity income (losses) from this investment (See Note 9 to the Condensed Financial Statements).

The increase in other income and (expense), net, was primarily attributable to an increase in interest income on a note receivable with an affiliate as a result of higher average receivable balances and the effect of equity losses recognized in 2001 from our investment in Ventures III.

VERIZON SOUTH INC.

INTEREST EXPENSE

2002—2001	Increase
Nine Months	$2.2	4.1%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Interest expense increased in the first nine months of 2002, as compared to the same period in 2001, primarily due to the effect of higher levels of long-term debt and, to a lesser extent, lower capitalized interest costs resulting from lower levels of average telephone plant under construction. These increases were partially offset by the effect of lower average levels of short-term debt with an affiliate.

EFFECTIVE INCOME TAX RATES

Nine Months Ended September 30,
2002	38.8%
2001	39.8%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the nine months ended September 30, 2002, as compared to the same period in 2001, primarily due to a decrease in the effective income tax rate for state income taxes and the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits.

EXTRAORDINARY ITEM

During August 2002, we recorded an extraordinary charge associated with the early extinguishment of $16.5 million in First Mortgage Bonds due November 30, 2009, which reduced net income by $.4 million (net of income tax benefits of $.2 million).

During the first nine months of 2001, we redeemed $12.4 million of long-term debt prior to stated maturity and recorded an after-tax extraordinary charge of $.3 million (net of income tax benefits of $.2 million).

See Note 6 to the Condensed Financial Statements.

OTHER MATTERS

Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Debt Extinguishment

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all

VERIZON SOUTH INC.

gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” are met. We are required to adopt this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

On April 27, 2001, the Federal Communications Commission (FCC) released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC’s jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002, the U.S. Court of Appeals for the District of Columbia Circuit rejected the justification relied upon by the FCC in its April 27, 2001 order, and remanded the order for further proceedings. It did not vacate the interim pricing rules established in that order.

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002, and September 25, 2002. As a result, the FCC’s underlying order remains in effect.

VERIZON SOUTH INC.

Item 4.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934), as of a date within 90 days of the filing date of this quarterly report (Evaluation Date), that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. They have concluded that as of the Evaluation Date, the registrant’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b)	Changes in internal controls.

There were no significant changes in the registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

VERIZON SOUTH INC.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number
12	Computation of Ratio of Earnings to Fixed Charges.

(b)	Current Reports on Form 8-K filed during the quarter ended September 30, 2002:

A Current Report on Form 8-K, dated July 1, 2002, was filed regarding the sale of telephone access lines and related local exchange operations in Alabama. The filing contained certain unaudited pro forma financial statements prepared in connection with the sale of these operations.

A Current Report on Form 8-K, dated July 31, 2002, was filed regarding the sale of telephone access lines and related local exchange operations in Kentucky. The filing contained certain unaudited pro forma financial statements prepared in connection with the sale of these operations.

VERIZON SOUTH INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIZON SOUTH INC.

By:	/s/ EDWIN F. HALL
Edwin F. Hall Controller

Date: November 13, 2002

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 2002.

VERIZON SOUTH INC.

CERTIFICATIONS

I, Lawrence T. Babbio, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon South Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Lawrence T. Babbio, Jr.
Lawrence T. Babbio, Jr.
Chairman of the Board and
Chief Executive Officer

VERIZON SOUTH INC.

CERTIFICATIONS

I, Lawrence R. Whitman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Verizon South Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Lawrence R. Whitman
Lawrence R. Whitman
Chief Financial Officer

VERIZON SOUTH INC.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.