Form 10-Q
period 2003-03-31
VERIZON SOUTH INC
filed 2003-05-13
CIK 40878

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-16495

VERIZON SOUTH INC.

A Virginia Corporation	I.R.S. Employer Identification No. 56-0656680

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

Verizon South Inc.

		Page

PART I	Financial Information

Item 1.	Financial Statements

	Condensed Statements of Income
	Three Months Ended March 31, 2003 and 2002	1

	Condensed Balance Sheets
	March 31, 2003 and December 31, 2002	2

	Condensed Statements of Cash Flows
	Three Months Ended March 31, 2003 and 2002	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Results of Operations	8

Item 4.	Controls and Procedures	14

PART II	Other Information

Item 6.	Exhibits and Reports on Form 8-K	15

Signatures		16

Certifications		17

Exhibit Index		19

Verizon South Inc.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED STATEMENTS OF INCOME

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2003	2002

Operating Revenues (including $11.5 and $18.9 from affiliates)	$237.8	$394.5

Operating Expenses (including $41.4 and $63.4 to affiliates)
Cost of services and sales (exclusive of items shown below)	64.7	90.5
Selling, general and administrative expense	49.9	68.3
Depreciation and amortization	50.8	49.8

Total Operating Expenses	165.4	208.6

Operating Income	72.4	185.9

Other income, net (including $3.4 and $1.4 from affiliates)	3.5	1.4

Interest expense (including $.2 and $.1 to affiliate)	20.3	19.5

Income before provision for income taxes and cumulative effect of change in accounting principle	55.6	167.8

Provision for income taxes	21.8	66.0

Income Before Cumulative Effect of Change In Accounting Principle	33.8	101.8

Cumulative effect of change in accounting principle, net of tax	46.7	—

Net Income	$80.5	$101.8

See Notes to Condensed Financial Statements.

Verizon South Inc.

CONDENSED BALANCE SHEETS

ASSETS

(Dollars in Millions)	March 31, 2003	December 31, 2002

	(Unaudited)
Current assets
Short-term investments	$ 17.3	$ 25.8
Note receivable from affiliate	84.9	80.6
Accounts receivable:
Trade and other, net of allowances for uncollectibles of $44.6 and $44.9	149.1	159.7
Affiliates	31.6	26.8
Material and supplies	7.0	6.3
Prepaid expenses	1.1	19.1
Other	23.3	21.7

	314.3	340.0

Plant, property and equipment	3,241.5	3,229.6
Less accumulated depreciation	1,932.1	1,972.4

	1,309.4	1,257.2

Prepaid pension asset	386.4	380.3

Other assets	35.6	36.0

Total assets	$2,045.7	$2,013.5

See Notes to Condensed Financial Statements.

Verizon South Inc.

CONDENSED BALANCE SHEETS

LIABILITIES AND SHAREOWNER’S INVESTMENT

(Dollars in Millions)	March 31, 2003	December 31, 2002

	(Unaudited)

Current liabilities
Accounts payable and accrued liabilities:
Affiliates	$ 50.0	$ 70.3
Other	59.4	96.1
Other current liabilities	119.0	127.5

	228.4	293.9

Long-term debt	899.8	899.7

Employee benefit obligations	213.2	212.4

Deferred credits and other liabilities
Deferred income taxes	238.3	208.1
Other	75.9	75.8

	314.2	283.9

Shareowner’s investment
Common stock – one share, without par value	525.0	525.0
Accumulated deficit	(134.9)	(201.4)

	390.1	323.6

Total liabilities and shareowner’s investment	$2,045.7	$2,013.5

See Notes to Condensed Financial Statements.

Verizon South Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(Dollars in Millions) (Unaudited)	2003	2002

Net Cash Provided by Operating Activities	$34.7	$135.1

Cash Flows from Investing Activities
Capital expenditures (including capitalized network and non-network software)	(24.9)	(78.0)
Net change in short-term investments	8.5	12.3
Change in note receivable from affiliate	(4.3)	(1.8)
Investment in unconsolidated business	—	(2.1)
Other, net	—	.1

Net cash used in investing activities	(20.7)	(69.5)

Cash Flows from Financing Activities
Dividends paid	(14.0)	(68.0)
Capital contribution from parent	—	2.1
Net change in outstanding checks drawn on controlled disbursement accounts	—	.3

Net cash used in financing activities	(14.0)	(65.6)

Net change in cash	—	—

Cash, beginning of period	—	.1

Cash, end of period	$—	$.1

See Notes to Condensed Financial Statements.

Verizon South Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.    Basis of Presentation

Verizon South Inc. is a wholly owned subsidiary of GTE Corporation (GTE), which is a wholly owned subsidiary of Verizon Communications Inc. (Verizon). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2002 Annual Report on Form 10-K.

We have reclassified certain amounts from prior year’s data to conform to the 2003 presentation.

2.    Adoption of New Accounting Standards

Stock-Based Compensation

We participate in employee compensation plans sponsored by Verizon with awards of Verizon common stock. Prior to 2003, Verizon accounted for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and followed the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB Opinion No. 25, no stock-based employee compensation expense for our fixed stock option plans is reflected in our 2002 net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2003, Verizon adopted the fair value recognition provisions of SFAS No. 123, using the prospective method (as permitted under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”) to all new awards granted, modified or settled after January 1, 2003. Under the prospective method, employee compensation expense in the first year will be recognized for new awards granted, modified, or settled. The options generally vest over a term of three years, therefore the expense related to stock-based employee compensation included in the determination of net income for the first quarter of 2003 is less than what would have been recorded if the fair value method was also applied to previously issued awards. The following table illustrates the effect on net income if the fair value method had been applied to all outstanding and unvested options in each period:

	Three Months Ended March 31,
(Dollars in Millions)	2003	2002

Net income, as reported	$80.5	$101.8
Add: Stock option-related employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock option-related employee compensation expense determined under fair value based method for all awards, net of related tax effects	(.1)	(.8)

Pro forma net income	$80.4	$101.0

After-tax compensation expense for other stock-based compensation included in net income as reported for the three months ended March 31, 2003 and 2002 was not material.

Asset Retirement Obligations

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. These costs have increased depreciation

Verizon South Inc.

expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $76.7 million ($46.7 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating results for the three month period ended March 31, 2003.

Debt Extinguishment

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if they meet the criteria of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” We adopted this provision of SFAS No. 145 effective January 1, 2003 and, upon adoption, reclassified the losses on the early extinguishment of debt and related tax benefits that were previously reported in our statements of income as extraordinary items to Other expense and Provision for income taxes.

3.    Dividend

On May 1, 2003, we declared and paid a dividend in the amount of $14.0 million to our parent, GTE.

4.    Shareowner’s Investment

(Dollars in Millions)	Common Stock	Accumulated Deficit

Balance at December 31, 2002	$525.0	$(201.4)
Net income		80.5
Dividend declared		(14.0)

Balance at March 31, 2003	$525.0	$(134.9)

Net income and comprehensive income were the same for the three months ended March 31, 2003 and 2002.

5.    Employee Severance Costs

We maintain ongoing severance plans for both management and associate employees, which provide benefits to employees that are terminated. The costs for these plans are accounted for under SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” We accrue for severance benefits based on the terms of our severance plan over the estimated service periods of the employees. The accruals are also based on the historical run-rate of actual severances and expectations for future severances. From time to time, because Verizon’s severance programs are implemented across its subsidiaries, Verizon must redistribute the amount of severance liability based on actual experience at the companies.

In the fourth quarter of 2001, it was determined that our severance liability was not sufficient as a result of new downsizing plans and we recorded a special charge of $3.5 million. In the second quarter of 2002, again, it was determined that the severance liability was not sufficient because of further downsizing plans and we recorded a special charge of $3.0 million. As of March 31, 2003, approximately 240 employees have been separated under the 2001 and 2002 severance programs. As of March 31, 2003, our severance liability was $10.1 million, which includes future payments to employees previously separated under the 2001 and 2002 severance programs. During the first quarter of 2003, the company’s severance liability was increased by $3.1 million for the redistribution of severance liabilities across Verizon’s subsidiaries and decreased by $5.8

Verizon South Inc.

million principally for payments. Severance costs are included in selling, general and administrative expense in our statements of income.

6.    Commitments and Contingencies

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

RESULTS OF OPERATIONS

We reported net income of $80.5 million for the three month period ended March 31, 2003, compared to net income of $101.8 million for the same period in 2002. Our reported results included the following special items:

Sales of Telephone Operations in Alabama and Kentucky

In October 2001, we agreed to sell all 170,000 of our switched access lines in Alabama to CenturyTel Inc. and all 600,000 of our switched access lines in Kentucky to ALLTEL Corporation. During the third quarter of 2002, we completed the sales of these access lines.

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

The Alabama and Kentucky operations represented approximately 37% of the access lines that we had in service at March 31, 2002, and contributed approximately $147 million to operating revenues and approximately $52 million to operating expenses for the three months ended March 31, 2002.

As a result of this transaction, past operating results are no longer indicative of future operating results.

Cumulative Effect of Change in Accounting Principle

Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as part of the book value of the long-lived asset. We have determined that we do not have a material legal obligation to remove long-lived assets as described by this statement. However, prior to the adoption of SFAS No. 143, we included estimated removal costs in our group depreciation models. These costs have increased depreciation expense and accumulated depreciation for future removal costs for existing assets. These removal costs were recorded as a reduction to accumulated depreciation when the assets were retired and removal costs were incurred.

For some assets, such as telephone poles, the removal costs exceeded salvage value. Under the provisions of SFAS No. 143, we are required to exclude costs of removal from our depreciation rates for assets for which the removal costs exceed salvage. Accordingly, in connection with the initial adoption of this standard on January 1, 2003, we have reversed accrued costs of removal in excess of salvage from our accumulated depreciation accounts for these assets. The adjustment was recorded as a cumulative effect of an accounting change, resulting in the recognition of a gain of $76.7 million ($46.7 million after-tax). Effective January 1, 2003, we began expensing costs of removal in excess of salvage for these assets as incurred. The ongoing impact of this change in accounting resulted in a decrease in depreciation expense and an increase in cost of services and sales, which was not material to our total operating results for the three month period ended March 31, 2003.

Income before the cumulative effect of the change in accounting principle, decreased by $68.0 million, or 66.8% in the first quarter of 2003, compared to the first quarter of 2002, as a result of the pre-tax impact of operating revenues, operating expenses and other results as described in the following sections.

Verizon South Inc.

OPERATING REVENUES

(Dollars in Millions)

	Three Months Ended March 31,
	2003	2002

Local services	$117.9	$193.7
Network access services	99.5	166.7
Long distance services	2.7	6.6
Other services	17.7	27.5

Total	$237.8	$394.5

LOCAL SERVICES

2003-2002	(Decrease)

Three Months	$(75.8)	(39.1)%

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

The decline in local service revenues was principally caused by the aforementioned sales of access lines in Alabama and Kentucky in the third quarter of 2002. The effects of technology substitution from wireless services and the lagging economy also affected local service revenue growth in the first three months of 2003, but to a lesser extent.

NETWORK ACCESS SERVICES

2003-2002	(Decrease)

Three Months	$(67.2)	(40.3)%

Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services, including digital subscriber lines (DSL).

The decrease in network access revenues in the first three months of 2003 was mainly attributable to the impact of the aforementioned sales of access lines in the third quarter of 2002. Network access revenues were also lower due to the effects of competition, technology substitution and lower demand for switched access services due, in part, to the soft economy. Price reductions associated with federal and state price cap filings further reduced network access revenues.

Verizon South Inc.

LONG DISTANCE SERVICES

2003-2002	(Decrease)

Three Months	$(3.9)	(59.1)%

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

Long distance service revenues declined in the first three months of 2003 primarily due to the aforementioned sales of access lines in the third quarter of 2002.

OTHER SERVICES

2003-2002	(Decrease)

Three Months	$(9.8)	(35.6)%

Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone and customer premises equipment (CPE). Other service revenues also include fees paid by customers for non-publication of telephone numbers and multiple white page listings, fees paid by an affiliate for usage of our directory listings and fees paid by an affiliate for the provision of sales agent services.

Other service revenues decreased in the first three months of 2003 primarily due to the aforementioned sales of access lines in the third quarter of 2002.

OPERATING EXPENSES

(Dollars in Millions)

COST OF SERVICES AND SALES

2003-2002	(Decrease)

Three Months	$(25.8)	(28.5)%

Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

The decrease in cost of services and sales in the first quarter of 2003 was primarily due to the aforementioned sales of access lines in Alabama and Kentucky in the third quarter of 2002. Lower access and transport costs also contributed to the decrease in cost of services and sales. As part of our ongoing review of local interconnection expense charged by CLECs, we determined that selected charges from CLECs, previously recorded as expense but not paid, were no longer required and, accordingly, we adjusted our first quarter 2003 operating expenses. In addition, effective in 2003, we recognize as local interconnection expense no more than the amount payable under the April 27, 2001 Federal Communications Commission (FCC) order addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

See “Other Matters – Compensation for Internet Traffic” for additional information on FCC rulemakings and other court decisions addressing intercarrier compensation for dial-up connections for Internet-bound traffic.

Verizon South Inc.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

2003-2002	(Decrease)

Three Months	$(18.4)	(26.9)%

Selling, general and administrative expense (SG&A) includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees, and rent for administrative space. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

The decline in SG&A expense was mainly attributable to the impact of the aforementioned sales of access lines in the third quarter of 2002. Taxes other than income declined due to lower gross receipts and property taxes in the first quarter of 2003, as compared to the same period in 2002. Bad debt expense was also lower in the first three months of 2003 as a result of improved collections, customer deposit requirements and lower accounts receivable.

DEPRECIATION AND AMORTIZATION

2003-2002	Increase

Three Months	$1.0	2.0%

Depreciation and amortization expense increased principally due to the effect of higher rates of depreciation on telephone plant in service. This increase was partially offset by the favorable impact of adopting SFAS No. 143, effective January 1, 2003. Under SFAS No. 143, we began expensing the costs of removal in excess of salvage for outside plant assets as incurred. Previously, we had included costs of removal for these assets in our depreciation rates.

OTHER RESULTS

(Dollars in Millions)

OTHER INCOME, NET

2003-2002	Increase

Three Months	$2.1	150.0%

Other income, net includes equity income (losses), interest income, gains and losses on early extinguishment of debt and other nonoperating income and expense items.

The increase in other income, net was primarily attributable to an increase in interest income resulting from a higher average note receivable balance with an affiliate in the first three months of 2003, as compared to the same period in 2002.

INTEREST EXPENSE

2003-2002	Increase

Three Months	$.8	4.1%

Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

Interest expense increased in the first three months of 2003, over the same period in 2002, primarily due to higher allocations from an affiliate for funding costs. This increase was substantially offset by the effects of lower levels of long-term debt and lower interest expense associated with customer settlements.

Verizon South Inc.

EFFECTIVE INCOME TAX RATES

Three Months Ended March 31,

2003	39.2%
2002	39.3%

The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. Our effective income tax rate was lower for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to a decrease in the effective income tax rate for state incomes taxes. This decrease was partially offset by a reduction in investment tax credit amortization.

OTHER MATTERS

FCC Regulation and Interstate Rates

We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2002, the FCC continued to implement reforms to the interstate access charge system and to implement the “universal service” and other requirements of the Telecommunications Act of 1996 (the 1996 Act).

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

On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% minus an inflation factor and the size of the new universal service fund at $650 million. The entire plan (including these elements) will continue in effect pending the FCC’s further consideration of its justification of these components. As a result of tariff adjustments which became effective in July 2002, we reached the $0.0055 benchmark.

The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. Verizon has been authorized to remove special access and dedicated transport services from price caps in 37 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in 19 additional MSAs in the former GTE territory. In addition, the FCC has found that in 22 MSAs Verizon has met the stricter standards to remove special access connections to end-user customers from price caps.

In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon’s telephone operations. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had

Verizon South Inc.

failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals. The FCC also has proceedings underway to evaluate possible changes to its current rules for assessing contributions to the universal service fund. Any change in the current assessment mechanism could result in a change in the contribution that local telephone companies must make and that would have to be collected from customers.

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

On May 24, 2002, the U.S. Court of Appeals for the D.C. Circuit released an order that overturned the most recent FCC decision establishing which network elements were required to be unbundled. In particular, the court found that the FCC did not adequately consider the limitations of the “necessary and impair” standards of the 1996 Act when it chose national rules for unbundling and that it failed to consider the relevance of competition from other types of service providers, including cable and satellite. The court also vacated a separate order that had authorized an unbundling requirement for “line sharing” where a competing carrier purchases only a portion of the copper connection to the end-user in order to provide high-speed broadband services using DSL technology. The U.S. Supreme Court subsequently declined to review that decision.

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

Prior to the issuance of these orders from the U.S. Court of Appeals for the D.C. Circuit, the FCC had already begun a review of the scope of its unbundling requirement through a rulemaking referred to as the triennial review of UNEs. This rulemaking reopened the question of what network elements must be made available on an unbundled basis under the 1996 Act, and will address the impact of the order by the U.S. Court of Appeals for the D.C. Circuit overturning its previous rules, as well as other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services. On February 20, 2003, the FCC announced a decision in its triennial review, but the order has not yet been released.

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

Several parties requested rehearing, asking the court to vacate the underlying order. Those requests were denied in a series of orders released on September 24, 2002 and September 25, 2002. The U.S. Supreme Court has declined to review that denial. In the meantime, pending further action by the FCC, the FCC’s underlying order remains in effect.

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

Verizon South Inc.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number

	12	Computation of Ratio of Earnings to Fixed Charges.

	99	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

A Current Report on Form 8-K was furnished on March 19, 2003, containing certification statements to the Securities and Exchange Commission, signed by the Chairman of the Board and Chief Executive Officer and by the Chief Financial Officer.

Verizon South Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Verizon South Inc.

Date: May 13, 2003	By	/S/ EDWIN F. HALL

Edwin F. Hall
Controller

UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2003.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/S/ LAWRENCE T. BABBIO, JR.

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/S/ LAWRENCE R. WHITMAN

Lawrence R. Whitman
Chief Financial Officer

Verizon South Inc.

EXHIBIT INDEX

Exhibit Number

12	Computation of Ratio of Earnings to Fixed Charges.

99	Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.